Form 10-Q
period 2021-06-30
Apollo Strategic Growth Capital II
filed 2021-08-12
CIK 1838337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ⌧  No ◻

As of August 12, 2021, there were 69,000,000 Class A ordinary shares, par value $0.00025 per share, and 17,250,000 Class B ordinary shares, par value $0.0000625 per share, issued and outstanding.

APOLLO STRATEGIC GROWTH CAPITAL II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

Apollo Strategic Growth Capital II

(formerly known as APH I (Sub I), Ltd.).

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$685,237	$—
Prepaid expenses	1,316,984	1,704
Deferred offering costs	—	448,186
Total current assets	2,002,221	449,890
Investments held in Trust Account	690,054,126	—
Total assets	$692,056,347	$449,890

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$3,188,789	$398,000
Accrued offering costs	—	50,186
Note payable - sponsor	1,500,000	—
Total current liabilities	4,688,789	448,186
Derivative warrant liability	30,739,520	—
Deferred underwriting compensation	24,150,000	—
Total liabilities	59,578,309	448,186

Class A ordinary shares subject to possible redemption (62,747,803 and 0 shares at approximately $10.00 per share as of June 30, 2021 and December 31, 2020, respectively)	627,478,030	—

Shareholders’ equity:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.00025 par value, 180,000,000 shares authorized, 6,252,197 and 0 shares issued and outstanding (excluding 62,747,803 and 0 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	1,563	—
Class B ordinary shares, $0.0000625 par value, 46,000,000 shares authorized, 17,250,000 shares issued and outstanding	1,078	1,078
Additional paid-in capital	1,083,183	32,529
Retained earnings (deficit)	3,914,184	(31,903)
Total shareholders’ equity	5,000,008	1,704
Total liabilities and shareholders’ equity	$692,056,347	$449,890

See accompanying notes to unaudited condensed interim financial statements

Apollo Strategic Growth Capital II

(formerly known as APH I (Sub I), Ltd.).

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
REVENUE	$—	$—	$—	$—

EXPENSES
Administration fee - related party	50,001	—	76,787	—
General and administrative	2,793,522	—	3,115,743	1,854
TOTAL EXPENSES	2,843,523	—	3,192,530	1,854

OTHER INCOME (EXPENSES)
Investment income from Trust Account	29,974	—	54,126	—
Interest expense	(542)	—	(542)	—
Transaction costs allocable to warrant liability	—	—	(1,494,398)	—
Change in fair value of derivative warrants	1,730,880	—	11,172,940	—
TOTAL OTHER INCOME (EXPENSES) - NET	1,760,312	—	9,732,126	—

Net income (loss)	(1,083,211)	—	$6,539,596	$(1,854)

Weighted average number of Class A ordinary share outstanding, basic and diluted	69,000,000	—	69,000,000	—
Basic and diluted net income per Class A ordinary share	$—	$—	$—	$—

Weighted average number of Class B ordinary share outstanding, basic and diluted	16,725,000	15,000,000	16,725,000	15,000,000
Basic and diluted net income (loss) per Class B ordinary share	$(0.07)	$(0.00)	$0.39	$(0.00)

See accompanying notes to unaudited condensed interim financial statements

Apollo Strategic Growth Capital II

(formerly known as APH I (Sub I), Ltd.)

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2021

	Class A		Class B		Additional
	Ordinary Shares		Ordinary Shares		Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of March 31, 2021	6,143,876	$1,536	17,250,000	$1,078	$—	$4,997,395	$5,000,009
Change in Class A ordinary shares subject to possible redemption	108,321	27	—	—	1,083,183	—	1,083,210
Net loss	—	—	—	—	—	(1,083,211)	(1,083,211)
Balance as of June 30, 2021	6,252,197	$1,563	17,250,000	$1,078	$1,083,183	$3,914,184	$5,000,008

FOR THE THREE MONTHS ENDED JUNE 30, 2020

	Class A		Class B		Additional
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2020	—	—	17,250,000	$1,078	$32,529	$(31,903)	$1,704
Net loss	—	—	—	—	—	—	—
Balance as of June 30, 2021	—	—	17,250,000	$1,078	$32,529	$(31,903)	$1,704

See accompanying notes to unaudited condensed interim financial statements

Apollo Strategic Growth Capital II

(formerly known as APH I (Sub I), Ltd.)

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2021

	Class A		Class B		Additional
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	—	$—	17,250,000	$1,078	$32,529	$(31,903)	$1,704
Sale of Units in Public Offering, less fair value of public warrants, net of offering costs	69,000,000	17,250	—	—	625,919,488	—	625,936,738

Change in Class A ordinary shares subject to possible redemption	(62,747,803)	(15,687)	—	—	(624,868,834)	(2,593,509)	(627,478,030)

Net income	—	—	—	—	—	6,539,596	6,539,596

Balance as of June 30, 2021	6,252,197	$1,563	17,250,000	$1,078	$1,083,183	$3,914,184	$5,000,008

FOR THE SIX MONTHS ENDED JUNE 30, 2020

	Class A		Class B		Additional
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	—	—	17,250,000	$1,078	$30,825	$(30,049)	$1,854
Capital contributions	—	—	—	—	1,704	—	1,704
Net loss	—	—	—	—	—	(1,854)	(1,854)

Balance as of June 30, 2021	—	—	17,250,000	$1,078	$32,529	$(31,903)	$1,704

See accompanying notes to unaudited condensed interim financial statements

Apollo Strategic Growth Capital II

(formerly known as APH I (Sub I), Ltd.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$6,539,596	$(1,854)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investment held in Trust Account	(54,126)	—
Change in fair value of derivative liabilities	(11,172,940)	—
Transaction costs allocable to warrant liability	1,494,398	—
Changes in operating assets and liabilities:
Prepaid expenses	(1,315,280)	1,854
Accounts payable and accrued expenses	3,416,798	—
Net Cash Used In Operating Activities	(1,091,554)	—

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(690,000,000)	—
Net Cash Used In Investing Activities	(690,000,000)	—

Cash Flows From Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	674,903,096	—
Proceeds from sale of Private Placement Warrants	15,600,000	—
Proceeds from Sponsor note	1,500,000	—
Repayment of advances from Sponsor	(226,305)	—
Net Cash Provided By Financing Activities	691,776,791	—

Net change in cash	685,237	—
Cash at beginning of period	—	—
Cash at end of period	$685,237	$—

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commissions charged to additional paid-in capital in connection with the Public Offering	$24,150,000	$—
Change in value of Class A ordinary shares subject to possible redemption	$12,536,410	$—
Initial classification of Class A ordinary shares subject to possible redemption	$614,941,620	$—
Initial classification of fair value of Public and Private warrants	$41,912,460	$—
Operating costs paid by related party which were charged to additional paid-in capital	$—	$1,704
Deferred offering costs paid by related party	$626,009	$—

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

At June 30, 2021, the Company had not commenced any operations. All activity for the period from October 10, 2008 through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Public Offering”) described below and search for a target company. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Public Offering. The Company has selected December 31st as its fiscal year end.

The registration statement for the Company’s Public Offering was declared effective on February 9, 2021. On February 12, 2021, the Company consummated the Public Offering of 69,000,000 units (“Units” and, with respect to the Company’s Class A ordinary shares, $0.00025 par value per share included in the Units being offered, the “Public Shares”), including the issuance of 9,000,000 Units as a result of the underwriters’ full exercise of their over-allotment option, generating gross proceeds of $690,000,000, which is described in Note 3.

Sponsor and Public Offering

The Company’s sponsor is APSG Sponsor II, L.P., a Cayman Islands limited partnership (the “Sponsor”). The Company intends to finance its Initial Business Combination with proceeds from the $690,000,000 Public Offering and the $15,600,000 private placement (Note 4). Upon the closing of the Public Offering and the private placement, $690,000,000 was placed in a trust account (the “Trust Account”) (discussed below).

Simultaneously to the Public Offering the Sponsor purchased an aggregate of 10,400,000 warrants (the “Private Placement Warrants”) at a purchase price of $1.50 per warrant, or approximately $15,600,000 in the aggregate, in a private placement simultaneously with the closing of the Public Offering (the “Private Placement”).

The transaction costs amounted to $40,561,088 consisting of $13,800,000 of underwriting fees, $24,150,000 of deferred underwriting fees payable (which are held in the Trust Account with Continental Stock Transfer and Trust Company acting as trustee) and $1,116,690 of Public Offering costs. Of these costs $39,066,690 were charged to additional paid-in capital upon completion of the Public Offering. In addition, $1,494,398 were allocated to the Public Warrants and Private Placement Warrants and were included in the statement of operations as a component of other income/(expense). Cash of $685,237 was held outside of the Trust Account on June 30, 2021 and is available for working capital purposes. As described in Note 6, the $24,150,000 deferred underwriting fee payable is contingent upon the consummation of an Initial Business Combination by February 12, 2023 (or by May 12, 2023 if the Company has executed a letter of intent, agreement in principle or definitive agreement for the Initial Business Combination by February 12, 2023) (the “Completion Window”).

Trust Account

The proceeds held in the Trust Account are invested only in U.S. government securities with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest only in direct U.S. government treasury obligations, as determined by the Company. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. At June 30, 2021, the proceeds of the Public Offering of $690,054,126 were held in U.S. government securities, as specified above.

The Company’s fourth amended and restated memorandum and articles of association provides that, other than the withdrawal of interest to pay our tax obligations (the “Permitted Withdrawals”), and up to $100,000 of interest to pay dissolution expenses none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Public Shares sold in the Public Offering that have been properly tendered in connection with a shareholder vote to amend the Company’s fourth amended and restated memorandum and articles of association to affect the substance or timing of its obligation to redeem 100% of such Public Shares if it has not consummated an Initial Business Combination within the Completion Window; or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within the Completion Window. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

Pursuant to the Company’s fourth amended and restated memorandum and articles of association, if the Company is unable to complete the Initial Business Combination within the Completion Window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten (10) business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to make Permitted Withdrawals (less up to $100,000 of such net interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors (the “Board”), dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor and the Company’s officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined below in Note 5) held by them if the Company fails to complete the Initial Business Combination within the Completion Window. However, if the Sponsor or any of the Company’s directors, officers or affiliates acquires Class A ordinary shares in or after the Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the Initial Business Combination within the prescribed time period.

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

Liquidity and Capital Resources

As of June 30, 2021, we had investments held in the Trust Account of $690,054,126 principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $100,000 of any dissolution expenses.

In connection with the Company's assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Public Offering as well as access to funds pursuant to a commitment letter from the Sponsor will enable it to sustain operations for a period of at least one-year from the issuance date of these financial statements. Accordingly, substantial doubt about the Company's ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated.

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

The Company is required to complete an Initial Business Combination within the Completion Window. If the Company is unable to complete an Initial Business Combination within this Completion Window, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten (10) business days thereafter, and subject to having lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable and less up to $100,000 to pay dissolution expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish the public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Board dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The underwriters have agreed to waive their rights to their deferred underwriting commissions held in the trust account in the event the Company does not complete an Initial Business Combination within the Completion Window and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares.

Prior to the completion of the Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since competed its Public Offering at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that following the completion of the Public Offering and the availability of funds pursuant to a commitment letter from the Sponsor sufficient capital exists to sustain operations during the Completion Window and therefore substantial doubt has been alleviated.

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

As a result, the Company evaluated the accounting treatment for its outstanding Public Warrants (as defined in Note 3) and Private Placement Warrants (collectively with the Public Warrants, the “Warrants”) and concluded that it is required to measure the fair value of the Warrants at the end of each reporting period and recognize changes in the value from the prior period in the Company's operating results for the current period. The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust or cash.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed. As such, the information included in these condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2020 included in the registration statement on Form S-1 filed with the SEC on February 4, 2021. In the opinion of the Company's management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of June 30, 2021 and its results of operations and cash flows for the six months ended June 30, 2021. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021.

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

Class A Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, the shares of Class A ordinary shares subject to possible redemption in the amount of $627,478,030 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Income Taxes

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There were no unrecognized tax benefits as of June 30, 2021. Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) per ordinary share

Net income (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At June 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update ("ASU") No. 2020-06, “Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06")”, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company's financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

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

NOTE 4 — PRIVATE PLACEMENT

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

NOTE 5 — RELATED PARTIES

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

Related Party Loans

On December 28, 2020, the Sponsor agreed to loan the Company an aggregate of up to $750,000 to cover expenses related to the Proposed Public Offering pursuant to an unsecured promissory note (the “Promissory Note”). This Promissory Note bears interest at a rate of 0.15% per annum and is payable on September 30, 2021. As of December 31, 2020, the Company had not borrowed on the Promissory Note and the Promissory Note expired upon the closing of the Public Offering on February 12, 2021.

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

On March 1, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,500,000 to cover expenses related to the Public Offering pursuant to an unsecured promissory note (the “Second Promissory Note”). The Second Promissory Note bears interest at a rate of 0.11% per annum and is payable on the date of a business combination or the liquidation of the Company. As of June 30, 2021 and December 31, 2020, the outstanding balance under the Second Promissory Note was $1,500,000 and $0, respectively.

Advances from Related Parties

Affiliates of the Sponsor paid certain administrative expenses and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. For the period from October 10, 2008 (inception) through June 30, 2021, the related parties paid $249,995 of offering costs and other expenses on behalf of the Company which were repaid during the six months ended June 30, 2021. As of June 30, 2021 and December 31, 2020, there was $0 and $50,186 due to the related parties, respectively.

Administrative Service Fee

Commencing on the date the Units are first listed on the NYSE, the Company entered into an agreement with the Sponsor and has agreed to pay the Sponsor a total of $16,667 per month for office space, utilities and secretarial and administrative support for up to 27 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2021, the Company recorded $50,001 and $76,787, respectively, pursuant to this agreement.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares

The Company is authorized to issue 1,000,000 shares of preferred shares with a par value of $0.00025 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 180,000,000 shares of Class A ordinary shares and 46,000,000 shares of Class B ordinary shares. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share. As of June 30, 2021, there were 69,000,000 Class A ordinary shares, including 62,747,803 Class A ordinary shares subject to possible conversion that were classified as temporary equity in the accompanying balance sheets.

The Class B ordinary shares will automatically convert into our Class A ordinary shares at the time of completion of our Initial Business Combination on a one-for-one basis, subject to adjustment for share splits, dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Public Offering and related to the closing of the Initial Business Combination, the ratio at which Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination). As of June 30, 2021 and December 31, 2020, there were 17,250,000 shares of Class B ordinary shares issued and outstanding.

NOTE 8 — WARRANTS

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

NOTE 9 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
Marketable securities held in Trust Account	1	$690,054,126

Liabilities:
Warrant Liability – Private Placement Warrants	3	$13,351,520
Warrant Liability – Public Warrants	1	$17,388,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

Upon consummation of the Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-third of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B ordinary shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity), Class A ordinary shares (permanent equity) and Class B ordinary shares (permanent equity) based on their relative fair values at the initial measurement date. At the initial measurement date, the Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

As of June 30, 2021 the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. At June 30, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the closing stock price at June 30, 2021 to estimate the volatility for the Private Placement Warrants. At June 30, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2021:

Fair Value
Measurement Using
Level 3 Inputs Total
Balance, December 31, 2020	$—
Change in fair value of derivative liabilities	(15,852,940)
Transfer to Level 1	(17,388,000)
Derivative liabilities recorded on issuance of derivative warrants	46,592,460
Balance, June 30, 2021	$13,351,520

As of June 30, 2021 and February 12, 2021, the fair value of the derivative feature of the warrants was calculated using the following weighted average assumptions:

	February 12, 2021		June 30, 2021
Risk-free interest rate	0.66%		1.01%
Expected life	6.0	years	5.8	years
Expected volatility of underlying shares	18.0-27.0%		18.0%
Dividends	0%		0%

As of June 30, 2021 and December 31, 2020, the derivative liability was $30,739,520 and $0, respectively. In addition, for the three and six months ended June 30, 2021, the Company recorded $1,730,880 and $15,852,940, respectively, as a gain on the change in fair value of the derivative warrants on the statements of operations. Upon issuance of the Private Placement Warrants, the Company recorded a loss of $4,680,000 for the excess fair value of the derivative warrants over the proceeds received from the sale of the Private Placement Warrants which is included in the change in fair value of the derivative liabilities on the condensed statement of operations.

NOTE 10 — SUBSEQUENT EVENTS

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors of the quarterly report for the period ended March 31, 2021 (the “Q1 Quarterly Report”) and the Risk Factors section of the Registration Statements on Form S-1 (Registration No. 333-251920 and 333-252923) filed with the SEC (the “Registration Statements”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2021 were organizational activities, those necessary to prepare for the Public Offering, described below, and, after our Public Offering, day-to-day operations and identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $1,083,211, which consists of operating costs of $2,843,523 and interest expense of $542 offset by interest income on investments held in the Trust Account of $29,974 and a change in fair value of the derivative warrant liabilities of $1,730,880.

For the six months ended June 30, 2021, we had net income of $6,539,596, which consists of operating costs of $3,192,530, interest expense of $542 and warrant-related expenses of $1,494,398 offset by interest income on investments held in the Trust Account of $54,126 and a change in fair value of the derivative warrant liabilities of $15,852,940.

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

For the six months ended June 30, 2021, cash used in operating activities was $1,091,554. For the six months ended June 30, 2021, net income of $6,539,596 was affected by interest earned on marketable securities held in the Trust Account of $54,126, a gain in fair value of derivative liabilities of $15,852,940, the excess fair value of the derivative warrants over the proceeds received of $4,680,000, and changes in operating assets and liabilities, which provided $2,101,518 of cash from operating activities. In addition, costs of $1,494,398 were allocated to the Public Warrants and Private Placement Warrants and were included in the statement of operations as a component of other income/(expense).

As of June 30, 2021, we had cash and US treasury securities held in the Trust Account of $690,054,126. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Initial Business Combination. We may withdraw interest to make Permitted Withdrawals. During the period ended June 30, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $685,237 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Class A Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”.  Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, the shares of Class A ordinary shares subject to possible redemption in the amount of $627,478,030 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Loss per ordinary shares

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Public Offering, the net proceeds of our Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that solely due to the events that led to the Company’s restatement of its financial statements described in Item 4. Controls and Procedures included in the Company's Q1 Quarterly Report as filed with the Securities and Exchange Commission on May 27, 2021, and accounting and disclosure of certain other complex debt and equity instruments to reclassify the Company’s derivative instruments as liabilities, as of June 30, 2021, a material weakness existed and the Company’s disclosure controls and procedures were not effective.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Registration Statements and the Q1 Quarterly Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there has been no material changes with respect to those risk factors previously disclosed in our Registration Statements filed with the SEC and the Q1 Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Fourth Amended and Restated Articles of Association of the Registrant(1)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Class A Ordinary Share Certificate(2)
4.3	Specimen Warrant Certificate(2)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*     Filed herewith.

(1)  Previously filed as an exhibit to our Current Report on Form 8-K filed on February 12, 2021 and incorporated by reference herein.

(2)  Previously filed as an exhibit to our Registration Statement on Form S-1 on January 6, 2021 and incorporated by reference.

PART III SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Strategic Growth Capital II

Date: August 12, 2021	By:	/s/ Sanjay Patel
	Name:	Sanjay Patel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ James Crossen
	Name:	James Crossen
	Title:	Chief Financial Officer and Secretary
(Principal Accounting Officer and Financial Officer)