Form 10-Q
period 2021-09-30
Apollo Strategic Growth Capital II
filed 2021-11-12
CIK 1838337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of November 12, 2021, there were 69,000,000 Class A ordinary shares, par value $0.00025 per share, and 17,250,000 Class B ordinary shares, par value $0.0000625 per share, issued and outstanding.

APOLLO STRATEGIC GROWTH CAPITAL II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements.

Apollo Strategic Growth Capital II

(formerly known as APH I (Sub I), Ltd.).

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,585,629	$—
Prepaid expenses	1,108,409	1,704
Deferred offering costs	—	448,186
Total current assets	2,694,038	449,890
Investments held in Trust Account	690,063,006	—
Total assets	$692,757,044	$449,890

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$4,045,406	$398,000
Accrued offering costs	—	50,186
Note payable - sponsor	3,000,000	—
Total current liabilities	7,045,406	448,186

Derivative warrant liability	22,527,182	—
Deferred underwriting compensation	24,150,000	—
Total liabilities	53,722,588	448,186

Commitments and contingencies (Note 7)

Temporary equity:
Class A ordinary shares subject to possible redemption (69,000,000 and 0 shares at approximately $10.00 per share as of September 30, 2021 and December 31, 2020, respectively)	690,000,000	—

Shareholders’ equity:
Preferred shares, $0.00025 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.00025 par value, 180,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2021 and December 31, 2020 (excluding 69,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0000625 par value, 46,000,000 shares authorized, 17,250,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	1,078	1,078
Additional paid-in capital	—	32,529
Accumulated deficit	(50,966,622)	(31,903)
Total shareholders’ (deficit) equity	(50,965,544)	1,704
Total liabilities, temporary equity and shareholders’ equity	$692,757,044	$449,890

See accompanying notes to unaudited condensed interim financial statements

Apollo Strategic Growth Capital II

(formerly known as APH I (Sub I), Ltd.).

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
REVENUE	$—	$—	$—	$—

EXPENSES
Administration fee - related party	50,001	—	126,788	—
General and administrative	1,614,271	—	4,730,014	1,854
TOTAL EXPENSES	1,664,272	—	4,856,802	1,854

OTHER INCOME (EXPENSES)
Investment income earned on investment held in Trust Account	8,880	—	63,006	—
Interest expense	(528)	—	(1,070)	—
Transaction costs allocable to warrant liability	—	—	(1,494,398)	—
Change in fair value of derivative warrants	8,212,338	—	19,385,278	—
TOTAL OTHER INCOME (EXPENSES) - NET	8,220,690	—	17,952,816	—

Net income (loss) attributable to ordinary shares	$6,556,418	$—	$13,096,014	$(1,854)

Weighted average number of Class A ordinary shares outstanding, basic and diluted	69,000,000	—	69,000,000	—
Basic and diluted net income per Class A ordinary share	$0.08	$—	$0.15	$—

Weighted average number of Class B ordinary shares outstanding, basic and diluted	17,250,000	15,000,000	17,250,000	15,000,000
Basic and diluted net income (loss) per Class B ordinary share	$0.08	$(0.00)	$0.15	$(0.00)

See accompanying notes to unaudited condensed interim financial statements

Apollo Strategic Growth Capital II

(formerly known as APH I (Sub I), Ltd.)

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

	Class B		Additional
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of June 30, 2021	17,250,000	$1,078	$—	$(57,523,040)	$(57,521,962)
Net income	—	—	—	6,556,418	6,556,418
Balance as of September 30, 2021	17,250,000	$1,078	$—	$(50,966,622)	$(50,965,544)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

	Class B		Additional
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2020	17,250,000	$1,078	$32,529	$(31,903)	$1,704
Net income	—	—	—	—	—
Balance as of September 30, 2020	17,250,000	$1,078	$32,529	$(31,903)	$1,704

See accompanying notes to unaudited condensed interim financial statements

Apollo Strategic Growth Capital II

(formerly known as APH I (Sub I), Ltd.)

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B		Additional
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of December 31, 2020 (audited)	17,250,000	$1,078	$32,529	$(31,903)	$1,704
Accretion for Class A ordinary shares to redemption amount	—	—	(32,529)	(64,030,733)	(64,063,262)
Net income	—	—	—	13,096,014	13,096,014
Balance as of September 30, 2021	17,250,000	$1,078	$—	$(50,966,622)	$(50,965,544)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

	Class B		Additional
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019 (audited)	17,250,000	$1,078	$30,825	$(30,049)	$1,854
Capital contributions	—	—	1,704	—	1,704
Net loss	—	—	—	(1,854)	(1,854)
Balance as of September 30, 2020	17,250,000	$1,078	$32,529	$(31,903)	$1,704

See accompanying notes to unaudited condensed interim financial statements

Apollo Strategic Growth Capital II

(formerly known as APH I (Sub I), Ltd.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$13,096,014	$(1,854)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Investment income earned on investment held in Trust Account	(63,006)	—
Change in fair value of derivative liabilities	(19,385,278)	—
Transaction costs allocable to warrant liability	1,494,398	—
Changes in operating assets and liabilities:
Prepaid expenses	(1,106,705)	(1,854)
Accounts payable and accrued expenses	4,273,415	—
Net Cash Used In Operating Activities	(1,691,162)	—

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(690,000,000)	—
Net Cash Used In Investing Activities	(690,000,000)	—

Cash Flows From Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	674,903,096	—
Proceeds from sale of Private Placement Warrants	15,600,000	—
Proceeds from Sponsor note	3,000,000	—
Repayment of advances from Sponsor	(226,305)	—
Net Cash Provided By Financing Activities	693,276,791	—

Net change in cash	1,585,629	—
Cash at beginning of period	—	—
Cash at end of period	$1,585,629	$—

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commissions charged to additional paid-in capital in connection with the Public Offering	$24,150,000	$—
Initial classification of Class A ordinary shares subject to possible redemption	$690,000,000	$—
Initial classification of fair value of Public warrants	$41,912,460	$—
Operating costs paid by related party which were charged to additional paid-in capital	$—	$1,704
Deferred offering costs paid by related party	$626,009	$—

See accompanying notes to unaudited condensed interim financial statements

Apollo Strategic Growth Capital II

(formerly known as APH I (Sub I), Ltd.)

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

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

At September 30, 2021, the Company had not commenced any operations. All activity for the period from October 10, 2008 through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Public Offering”) described below and search for a target company. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the net proceeds derived from the Public Offering.

Sponsor and Public Offering

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

The transaction costs amounted to $40,561,088 consisting of $13,800,000 of underwriting fees, $24,150,000 of deferred underwriting fees payable (which are held in the Trust Account with Continental Stock Transfer and Trust Company acting as trustee) and $1,116,690 of Public Offering costs. Of these costs $39,066,690 were charged to additional paid-in capital upon completion of the Public Offering. In addition, $1,494,398 were allocated to the Public Warrants and Private Placement Warrants and were included in the statements of operations as a component of other income/(expense). Cash of $1,585,629 was held outside of the Trust Account on September 30, 2021 and is available for working capital purposes. As described in Note 6, the $24,150,000 deferred underwriting fee payable is contingent upon the consummation of an Initial Business Combination by February 12, 2023 (or by May 12, 2023 if the Company has executed a letter of intent, agreement in principle or definitive agreement for the Initial Business Combination by February 12, 2023) (the “Completion Window”).

Trust Account

The proceeds held in the Trust Account are invested only in U.S. government securities with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, and that invest only in direct U.S. government treasury obligations, as determined by the Company. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. At September 30, 2021, the proceeds of the Public Offering of $690,063,006 were held in U.S. government securities, as specified above.

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

The Company, after signing a definitive agreement for an Initial Business Combination, will either (i) seek shareholder approval of the Initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their Public Shares, regardless of whether they vote for or against the Initial Business Combination, for cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to make Permitted Withdrawals or (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount on deposit in the Trust Account as of two business days prior to the consummation of the Initial Business Combination, including interest not previously released to the Company to make Permitted Withdrawals. The decision as to whether the Company will seek shareholder approval of the Initial Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under New York Stock Exchange (“NYSE”) rules. If the Company seeks shareholder approval, it will complete its Initial Business Combination only if a majority of the outstanding ordinary shares voted are voted in favor of the Initial Business Combination. In the event that the redemption of the Company’s Public Shares would cause its net tangible assets to be less than $5,000,001, the Company would not proceed with the redemption of its Public Shares.

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

Going Concern Considerations, Liquidity and Capital Resources

As of September 30, 2021, we had investments held in the Trust Account of $690,063,006 principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $100,000 of any dissolution expenses.

In connection with the Company's assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern,” management believes that the funds which the Company has available following the completion of the Public Offering as well as access to funds pursuant to a commitment letter from the Sponsor will enable it to sustain operations for a period of at least one-year from the issuance date of these financial statements. Accordingly, management has since reevaluated the Company's liquidity and financial condition and determined that following the completion of the Public Offering and the availability of funds pursuant to a commitment letter from the Sponsor sufficient capital exists to sustain operations during the Completion Window and therefore substantial doubt has been alleviated.

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

NOTE 2 — REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has followed Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity,” in accounting for the redeemable Class A ordinary shares. This included recording the redeemable Class A ordinary shares in temporary equity on the balance sheet. However, the Company maintained shareholders’ equity of at least $5,000,001 as the Company will not redeem Class A ordinary shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions.

In September 2021, the SEC communicated its view that classification of $5,000,001 in permanent equity was not appropriate and that all public shares should be reclassified as temporary equity.

This is a change from the Company’s previous accounting practice whereby as noted above it maintained shareholders’ equity of at least $5,000,001 as the Company will not redeem Class A ordinary shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions.

However, the Company has concluded that in light of the SEC’s recent interpretation, it will change its accounting and reflect the full amount of all redeemable Class A ordinary shares in temporary equity. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. The presentation contemplates an Initial Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.

The impact on previously issued financial statements is presented below.

	As previously
	reported	Adjustments	As revised
February 12, 2021 sheet (Form 8-K)
Temporary equity	$661,534,070	$28,465,930	$690,000,000
Shareholders’ equity
Class A ordinary shares	712	(712)	—
Class B ordinary shares	1,078	—	1,078
Additional paid-in capital	5,031,827	(5,031,827)	—
Accumulated deficit	(33,607)	(23,433,391)	(23,466,998)
Total shareholders’ deficit	$5,000,010	$(28,465,930)	$(23,465,920)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed. As such, the information included in these condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2020 included in the registration statement on Form S-1 (File No. 333-251920) filed with the SEC. In the opinion of the Company's management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the financial position of the Company as of September 30, 2021 and its results of operations and cash flows for the nine months ended September 30, 2021. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2021.

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

Offering Costs associated with a Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $1,116,690 consist principally of costs incurred in connection with formation and preparation for the Public Offering. These costs, together with the underwriter discount of $37,950,000, were charged to additional paid-in capital upon completion of the Public Offering. In addition, $1,494,398 of costs were allocated to the Public Warrants and Private Placement Warrants, and expensed when incurred.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, 69,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$690,000,000
Less:
Proceeds allocated to Public Warrants	(26,312,460)
Class A ordinary shares issuance costs	(37,750,802)
Plus:
Accretion of carrying value to redemption value	64,063,262
Class A ordinary shares subject to possible redemption	$690,000,000

Income Taxes

ASC 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There were no unrecognized tax benefits as of September 30, 2021. Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	Three Months Ended		Three Months Ended
	September 30, 2021		September 30, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$5,245,134	$1,311,284	$—	$—
Denominator:
Basic and diluted weighted average shares outstanding	69,000,000	17,250,000	—	15,000,000

Basic and diluted net income per ordinary share	$0.08	$0.08	$—	$—

	Nine Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$10,476,811	$2,619,203	$—	$(1,854)
Denominator:
Basic and diluted weighted average shares outstanding	69,000,000	17,250,000	—	15,000,000

Basic and diluted net income (loss) per ordinary share	$0.15	$0.15	$—	$(0.00)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging.” The Company’s derivative instruments are recorded at fair value as of the Public Offering (February 12, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Warrants are a derivative instrument. As the Warrants meet the definition of a derivative the Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the statement of operations in the period of change.

Warrant Instruments

The Company accounts for the Warrants issued in connection with the Public Offering and Private Placement in accordance with the guidance contained in ASC 815, “Derivatives and Hedging,” whereby under that provision the Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the Warrants as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of Warrants will be estimated using an internal valuation model. Our valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such Warrant classification is also subject to re-evaluation at each reporting period.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Public Offering, the Company sold 69,000,000 Units at a purchase price of $10.00 per Unit, including the issuance of 9,000,000 Units as a result of the underwriters' full exercise of their over-allotment option, generating gross proceeds to the Company in the amount of $690,000,000. Each Unit consists of one share of the Company’s Class A ordinary shares, par value $0.00025 per share (the “Class A ordinary shares”), and one- fifth of one redeemable warrant of the Company (each whole warrant, a “Public Warrant”), with each Public Warrant entitling the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment.

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

In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company's officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of the funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consumptions of an Initial Business Combination or, at the lenders' discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants.

On March 1, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,500,000 to cover expenses related to the Public Offering pursuant to an unsecured promissory note (the “March Note”). The March Note bears interest at a rate of 0.11% per annum and is payable on the date of an Initial Business Combination or the liquidation of the Company. As of September 30, 2021, the outstanding balance under the March Note was $1,500,000.

On September 14, 2021, the Sponsor executed an unsecured promissory note (the “September Note”) to loan the Company an aggregate principal amount of $1,500,000. The September Note bears interest at a rate of 0.17% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of September 30, 2021, the outstanding balance on the September Note was $1,500,000.

Advances from Related Parties

Affiliates of the Sponsor paid certain administrative expenses and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. For the period from October 10, 2008 (inception) through September 30, 2021, the related parties paid $249,995 of offering costs and other expenses on behalf of the Company which were repaid during the six months ended September 30, 2021. As of September 30, 2021 and December 31, 2020, there was $0 and $50,186 due to the related parties, respectively.

Administrative Service Fee

Commencing on the date the Units are first listed on the NYSE, the Company entered into an agreement with the Sponsor and has agreed to pay the Sponsor a total of $16,667 per month for office space, utilities and secretarial and administrative support for up to 27 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2021, the Company recorded $50,001 and $126,788, respectively, pursuant to this agreement.

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

NOTE 8 — SHAREHOLDERS’ EQUITY

Preferred Shares

The Company is authorized to issue 1,000,000 shares of preferred shares with a par value of $0.00025 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no preferred shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 180,000,000 Class A ordinary shares and 46,000,000 Class B ordinary shares. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share. As of September 30, 2021, there were 69,000,000 Class A ordinary shares subject to possible conversion that were classified as temporary equity in the accompanying condensed balance sheets.

The Class B ordinary shares will automatically convert into our Class A ordinary shares at the time of completion of our Initial Business Combination on a one-for-one basis, subject to adjustment for share splits, dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Public Offering and related to the closing of the Initial Business Combination, the ratio at which Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination). As of September 30, 2021 and December 31, 2020, there were 17,250,000 shares of Class B ordinary shares issued and outstanding.

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

The Company accounts for the 24,200,000 warrants issued in connection with the Public Offering (including 13,800,000 Public Warrants and 10,400,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Upon issuance of the derivative warrants the Company recorded a liability of $22,527,182 on the balance sheet.

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

NOTE 10 — FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820, “Fair Value Measurement,” for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$690,063,006

Liabilities:
Warrant Liability – Private Placement Warrants	3	$9,693,182
Warrant Liability – Public Warrants	1	$12,834,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

Upon consummation of the Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-fifth of one Public Warrant), (ii) the sale of Private Placement Warrants, and (iii) the issuance of Class B ordinary shares, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity), Class A ordinary shares (permanent equity) and Class B ordinary shares (permanent equity) based on their relative fair values at the initial measurement date. At the initial measurement date, the Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

As of September 30, 2021 the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the Fair Value Hierarchy. At September 30, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the closing stock price at September 30, 2021 to estimate the volatility for the Private Placement Warrants. At September 30, 2021, the Private Placement Warrants were classified within Level 3 of the Fair Value Hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2021:

Fair Value
Measurement Using
Level 3 Inputs Total
Balance, June 30, 2021	$13,351,520
Change in fair value of derivative liabilities	(3,658,338)
Balance, September 30, 2021	$9,693,182

Fair Value
Measurement Using
Level 3 Inputs Total
Balance, December 31, 2020	$—
Change in fair value of derivative liabilities	(19,511,278)
Transfer to Level 1	(17,388,000)
Derivative liabilities recorded on issuance of derivative warrants	46,592,460
Balance, September 30, 2021	$9,693,182

As of September 30, 2021 and February 12, 2021, the fair value of the derivative feature of the warrants was calculated using the following weighted average assumptions:

	February 12, 2021		September 30, 2021
Risk-free interest rate	0.66%		1.12%
Expected life	6.0	years	5.68	years
Expected volatility of underlying shares	18.0-27.0%		14.0%
Dividends	0%		0%

As of September 30, 2021 and December 31, 2020, the derivative liability was $22,527,182 and $0, respectively. In addition, for the three and nine months ended September 30, 2021, the Company recorded $8,212,338 and $19,385,278, respectively, as a gain on the change in fair value of the derivative warrants on the statements of operations. Upon issuance of the Private Placement Warrants, the Company recorded a loss of $4,680,000 for the excess fair value of the derivative warrants over the proceeds received from the sale of the Private Placement Warrants which is included in the change in fair value of the derivative liabilities on the condensed statement of operations.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Apollo Strategic Growth Capital II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to APSG Sponsor II, L.P. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on May 27, 2021 (the “Q1 Quarterly Report”) and the Risk Factors section of the Registration Statements on Form S-1 (Registration No. 333-251920 and 333-252923) filed with the SEC (the “Registration Statements”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We intend to effectuate our Initial Business Combination using cash from the proceeds of the initial public offering (the “Public Offering”) and the sale of the Private Placement Warrants, our capital stock, debt or a combination of the foregoing.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2021 were organizational activities, those necessary to prepare for the Public Offering, described below, and, after our Public Offering, day-to-day operations and identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of $6,556,418, which consists of a change in fair value of the derivative warrant liabilities of $8,212,338 and interest income on investments held in the Trust Account of $8,880 offset by operating costs of $1,664,272 and interest expense of $528.

For the nine months ended September 30, 2021, we had net income of $13,096,014, which consists of a change in fair value of the derivative warrant liabilities of $19,385,278 and interest income on investments held in the Trust Account of $63,006 offset by operating costs of $4,856,802, warrant-related expenses of $1,494,398 and interest expense of $1,070.

For the three and nine months ended September 30, 2020, we had a net loss of $0 and $1,854, respectively, which consists of formation and operating costs.

Liquidity and Capital Resources

Until the consummation of the Public Offering, our only source of liquidity was an initial purchase of Class B ordinary shares by the Sponsor and loans from our Sponsor.

On February 12, 2021, we consummated the Public Offering of 69,000,000 units (the “Units”), which includes the full exercise by the underwriters of the over-allotment option, at $10.00 per Unit, generating gross proceeds of $690,000,000. Simultaneously with the closing of the Public Offering, we consummated the sale of 10,400,000 Private Placement Warrants to the Sponsor at a price of $1.50 per warrant, generating gross proceeds of $15,600,000.

Following the Public Offering, the exercise of the over-allotment option and the sale of the Private Placement Warrants, a total of $690,000,000 was placed in the Trust Account. We incurred $39,065,920 in transaction costs, including $13,800,000 of underwriting fees, $24,150,000 of deferred underwriting fees and $1,115,920 of other costs.

Since March 2021, we executed a series of promissory notes in the aggregate amount of $3,000,000 with our Sponsor in order to satisfy working capital requirements. See “Related Party Loans” in Note 6 to our condensed financial statements.

For the nine months ended September 30, 2021, cash used in operating activities was $1,691,162. For the nine months ended September 30, 2021, net income of $13,096,014 was affected by a gain in fair value of derivative liabilities of $24,065,278, the excess fair value of the derivative warrants over the proceeds received of $4,680,000, interest earned on marketable securities held in the Trust Account of $63,006, and changes in operating assets and liabilities, which provided $3,166,710 of cash from operating activities. In addition, costs of $1,494,398 were allocated to the Public Warrants and Private Placement Warrants and were included in the condensed statements of operations as a component of other income/(expense).

As of September 30, 2021, we had cash and U.S. treasury securities held in the Trust Account of $690,063,006. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Initial Business Combination. We may withdraw interest to make Permitted Withdrawals. During the period ended September 30, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $1,585,629 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $16,667 for office space, utilities, secretarial support and administrative services. We began incurring these fees on February 10, 2021 and will continue to incur these fees monthly for up to 27 months until the earlier of the completion of the Initial Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $24,150,000 in the aggregate. The deferred fee will be waived by the underwriters in the event that we do not complete an Initial Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the condensed financial statements prepared by management and are based upon management’s current judgments. These judgments are normally based on knowledge and experience regarding past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates that affect our condensed financial statements, the areas that are particularly significant include use of estimates; Class A common stock subject to possible redemption; net income (loss) per share of common stock; and the fair value of assets and liabilities.

Our significant accounting policies are summarized in Note 3 to our condensed financial statements.

Recent Accounting Pronouncements

A list of recent accounting pronouncements that are relevant to the Company and its industry are included in note 3 to our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Public Offering, the net proceeds of our Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that the material weakness that existed solely due to the events that led to the Company’s restatement of its financial statements described in Item 4. Controls and Procedures included in the Q1 Quarterly Report and the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021, and accounting and disclosure of certain other complex debt and equity instruments to reclassify the Company’s derivative instruments as liabilities, no longer existed as a result of the remediation steps to address the material weakness and the Company’s disclosure controls and procedures were effective as of September 30, 2021.

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

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards and we further improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. As of September 30, 2021, this material weakness has been fully remediated.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the Registration Statements and the Q1 Quarterly Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there has been no material changes with respect to those risk factors previously disclosed in our Registration Statements and the Q1 Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We have not sold any equity securities during the quarter ended September 30, 2021.

Use of Proceeds

On February 12, 2021, we consummated the Public Offering of 69,000,000 Units, each comprising of one Class A ordinary shares, $0.00025 par value per share and one-fifth of one public warrant, which includes the full exercise by the underwriters of their over-allotment option of 9,000,000 Units. The Units sold in the Public Offering, including pursuant to the over-allotment option, were sold at an offering price of $10.00 per unit, generating total gross proceeds of $690,000,000. Deutsche Bank Securities Inc., Barclays Capital Inc. and Credit Suisse Securities (USA) LLC acted as joint book-runners and Apollo Global Securities, LLC, RBC Capital Markets, LLC, Siebert Williams Shank & Co., LLC and Academy Securities, Inc. acted as co-bookrunners of the Public Offering. The securities in the offering were registered under the Securities Act on Registration Statements. The SEC declared the Registration Statements effective on February 9, 2021.

We paid a total of $13,800,000 in underwriting discounts and commissions and $1,115,920 for other costs and expenses related to the Public Offering. In addition, the underwriters agreed to defer up to $24,150,000 in underwriting discounts and commissions.

Of the gross proceeds received from the Public Offering, $676,200,000 was placed in the Trust Account established in connection with the Public Offering.

There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus dated February 9, 2021, which was filed with the SEC.

For a description of the use of the proceeds generated in our Public Offering, see Part I, Item 2 of this Quarterly Report.

Purchases of Equity Securities

We did not repurchase any shares of our equity securities during the quarter ended September 30, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Fourth Amended and Restated Articles of Association of the Registrant(1)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Class A Ordinary Share Certificate(2)
4.3	Specimen Warrant Certificate(2)
10.1*	Promissory Note, dated September 14, 2021, by and between the Company as the maker and the Sponsor as the payee
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 12, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 on January 6, 2021 and incorporated by reference.

PART III SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Strategic Growth Capital II

Date: November 12, 2021	By:	/s/ Sanjay Patel
	Name:	Sanjay Patel
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ James Crossen
	Name:	James Crossen
	Title:	Chief Financial Officer and Secretary
(Principal Accounting Officer and Financial Officer)