Form 10-Q/A
period 2021-09-30
Apollo Strategic Growth Capital II
filed 2021-12-06
CIK 1838337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

As of December 6, 2021, there were 69,000,000 Class A ordinary shares, par value $0.00025 per share, and 17,250,000 Class B ordinary shares, par value $0.0000625 per share, issued and outstanding.

APOLLO STRATEGIC GROWTH CAPITAL II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

PART I - FINANCIAL INFORMATION	3

Item 1. Interim Condensed Financial Statements (Restated)	3

Condensed Balance Sheets	3
Condensed Statements Of Operations (Unaudited)	4
Condensed Statements Of Changes In Shareholders’ Equity (Deficit) (Unaudited) For The Three Months Ended September 30, 2021 For The Three Months Ended September 30, 2020 (Unaudited)	5
Condensed Statements Of Changes In Shareholders' Equity (Deficit) (Unaudited) For The Nine Months Ended September 30, 2021 For The Nine Months Ended September 30, 2020 (Unaudited)	6
Condensed Statements Of Cash Flows (Unaudited)	7
Notes To The Financial Statements (As Restated)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures (Restated)	27

PART II - OTHER INFORMATION	29

Item 1. Legal Proceedings.	29
Item 1A. Risk Factors.	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	29
Item 3. Defaults Upon Senior Securities.	30
Item 4. Mine Safety Disclosures.	30
Item 5. Other Information.	30
Item 6. Exhibits (Restated)	31

PART III SIGNATURES	32

i

EXPLANATORY NOTE

Apollo Strategic Growth Capital II (the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q/A (“Amendment No. 1”, the “Amendment” or this “Form 10-Q/A”), to amend our Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on November 12, 2021 (the “Q3 Form 10-Q”).

Restatement Background

The Company has followed Accounting Standards Codification Topic 480, “Distinguishing Liabilities from Equity,” (“ASC 480”) in accounting for its redeemable Class A ordinary shares, par value $0.00025 per share (the “Public Shares”). This included recording the Public Shares in permanent equity on its balance sheet. However, the Company maintained shareholders’ equity of at least $5,000,001 as the Company will not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions.

In September 2021, the Company’s management re-evaluated and ultimately concluded that the classification of $5,000,001 in permanent equity was not appropriate and that the Public Shares should be reclassified as temporary equity. In connection with the preparation of the financial statements as of and for the three and nine months ended September 30, 2021 that were included in the Q3 Form 10-Q, the Company concluded that it would change its accounting and reflect the full amount of all redeemable Public Shares in temporary equity. This was a change from the Company’s previous accounting practice whereby it maintained shareholders’ equity of at least $5,000,001 as the Company will not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions. In connection with the change in presentation for the Public Shares subject to possible redemption, the Company also revised its earnings per share to allocate net income (loss) evenly to all Public Shares and Class B ordinary shares.

On December 3, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of February 12, 2021 (the “Post-IPO Balance Sheet”), as previously revised in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 27, 2021 (the “Q1 Form 10-Q”), (ii) unaudited interim financial statements as of and for the three months ended March 31, 2021, included in the Q1 Form 10-Q, (iii) unaudited interim financial statements as of and for the three and six months ended June 30, 2021 included in the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 12, 2021, and (iv) unaudited interim financial statements as of and for the three and nine months ended September 30, 2021 included in the Q3 Form 10-Q (collectively, the “Affected Periods”), in each case, should be restated to classify all of the Public Shares as temporary equity and should no longer be relied upon. As a result, the Company is restating its financial statements for the Affected Periods in a Form 10-Q/A.

The restatement does not have an impact on its cash position and cash held in the trust account (the “Trust Account”) established in connection with the initial public offering.

The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

Internal Control and Disclosure Controls Considerations

Following the conclusion that the classification of $5,000,0001 in permanent equity was not appropriate and that the Public Shares should be reclassified as temporary equity, the Company’s management has concluded that, solely due to the events that led to this Amendment, a material weakness existed solely related to our accounting for complex financial instruments and the Company’s disclosure controls and procedures were not effective.

The material weakness is more fully described in Item 4: Controls and Procedures, contained herein.

Items Amended in This Amendment

For the convenience of the reader, this Amendment sets forth the Q3 Form 10-Q, as amended to reflect the restatement in connection with the reclassification of the Public Shares as temporary equity. No attempt has been made in this Amendment to update other disclosures presented in the Q3 Form 10-Q, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

●	Part I – Item 1. Financial Statements.
●	Part I – Item 4. Controls and Procedures.
●	Part II – Item 6. Exhibits.

This Amendment replaces the Q3 Form 10-Q.

The Company's Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this Form 10-Q/A. See Exhibits 31.1, 31.2, 32.1 and 32.2.

PART I - FINANCIAL INFORMATION

Item 1. Interim Condensed Financial Statements (Restated)

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

See accompanying notes to unaudited condensed interim financial statements

Apollo Strategic Growth Capital II

(formerly known as APH I (Sub I), Ltd.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
REVENUE	$—	$—	$—	$—

EXPENSES
Administration fee - related party	50,001	—	126,788	—
General and administrative	1,614,271	—	4,730,014	1,854
TOTAL EXPENSES	1,664,272	—	4,856,802	1,854

OTHER INCOME (EXPENSES)
Investment income earned on investment held in Trust Account	8,880	—	63,006	—
Interest expense	(528)	—	(1,070)	—
Transaction costs allocable to warrant liability	—	—	(1,494,398)	—
Change in fair value of derivative warrants	8,212,338	—	19,385,278	—
TOTAL OTHER INCOME (EXPENSES) - NET	8,220,690	—	17,952,816	—

Net income (loss) attributable to ordinary shares	$6,556,418	$—	$13,096,014	$(1,854)
Weighted average number of Class A ordinary shares outstanding, basic and diluted	69,000,000	—	58,384,615	—
Basic and diluted net income per Class A ordinary share	$0.08	$—	$0.17	$—
Weighted average number of Class B ordinary shares outstanding, basic and diluted	17,250,000	15,000,000	16,903,846	15,000,000
Basic and diluted net income (loss) per Class B ordinary share	$0.08	$(0.00)	$0.17	$(0.00)

See accompanying notes to unaudited condensed interim financial statements

Apollo Strategic Growth Capital II

(formerly known as APH I (Sub I), Ltd.)

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021

	Class B Ordinary		Additional		Shareholders’
	Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of June 30, 2021	17,250,000	$1,078	$—	$(57,523,040)	$(57,521,962)
Net income	—	—	—	6,556,418	6,556,418
Balance as of September 30, 2021	17,250,000	$1,078	$—	$(50,966,622)	$(50,965,544)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

	Class B Ordinary		Additional
	Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2020	17,250,000	$1,078	$32,529	$(31,903)	$1,704
Net income	—	—	—	—	—
Balance as of September 30, 2020	17,250,000	$1,078	$32,529	$(31,903)	$1,704

See accompanying notes to unaudited condensed interim financial statements

Apollo Strategic Growth Capital II

(formerly known as APH I (Sub I), Ltd.)

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B Ordinary		Additional		Shareholders’
	Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of December 31, 2020 (audited)	17,250,000	$1,078	$32,529	$(31,903)	$1,704
Accretion for Class A ordinary shares to redemption amount	—	—	(32,529)	(64,030,733)	(64,063,262)
Net income	—	—	—	13,096,014	13,096,014
Balance as of September 30, 2021	17,250,000	$1,078	$—	$(50,966,622)	$(50,965,544)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

	Class B Ordinary		Additional
	Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019 (audited)	17,250,000	$1,078	$30,825	$(30,049)	$1,854
Capital contributions	—	—	1,704	—	1,704
Net loss	—	—	—	(1,854)	(1,854)
Balance as of September 30, 2020	17,250,000	$1,078	$32,529	$(31,903)	$1,704

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

See accompanying notes to unaudited condensed interim financial statements

Apollo Strategic Growth Capital II

(formerly known as APH I (Sub I), Ltd.)

NOTES TO THE FINANCIAL STATEMENTS (AS RESTATED)

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has followed ASC 480, “Distinguishing Liabilities from Equity,” in accounting for the redeemable Class A ordinary shares. This included recording the redeemable Class A ordinary shares in temporary equity on the balance sheet. However, the Company maintained shareholders’ equity of at least $5,000,001 as the Company will not redeem Class A ordinary shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions.

In September 2021, the Company’s management re-evaluated and ultimately concluded that the classification of $5,000,001 in permanent equity was not appropriate and that the Public Shares should be reclassified as temporary equity. In connection with the preparation of the financial statements as of and for the three and nine months ended September 30, 2021 that were included in the Q3 Form 10-Q, the Company concluded that it would change its accounting and reflect the full amount of all redeemable Public Shares in temporary equity. This was a change from the Company’s previous accounting practice whereby it maintained shareholders’ equity of at least $5,000,001 as the Company will not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions. In connection with the change in presentation for the Public Shares subject to possible redemption, the Company also revised its earnings per share to allocate net income (loss) evenly to all Public Shares and Class B ordinary shares.

On December 3, 2021, the Company’s management and the Audit Committee concluded that all of the Company’s previously issued financial statements, including the Post-IPO Balance Sheet, should be restated to classify all of the Public Shares as temporary equity and should no longer be relied upon.

Impact of the Restatement

The following tables summarize the effect of the restatement on each of the line items in the financial statements as of the dates and for the periods, indicated:

	As Previously
	Revised on
Balance sheet as of February 12, 2021	Form 10-Q	Adjustments	As Restated
Total assets	$691,006,645	$—	$691,006,645
Total liabilities	$71,065,024	$—	$71,065,024
Class A ordinary shares subject to redemption	$614,941,620	$75,058,380	$690,000,000
Shareholders’ equity (deficit)
Class A ordinary shares	1,876	(1,876)	—
Class B ordinary shares	1,078	—	1,078
Additional paid-in capital	11,025,763	(11,025,763)	—
Accumulated deficit	(76,028,717)	(64,030,741)	(70,059,457)
Total shareholders’ equity (deficit)	$5,000,001	$(75,058,380)	$(70,058,379)
Total liabilities, Class A ordinary shares subject to redemption and shareholders’ equity (deficit)	$691,006,645	$—	$691,006,645

	As Previously
Balance sheet as of March 31, 2021	Reported	Adjustments	As Restated
Total assets	$692,344,946	$—	$692,344,946
Total liabilities	$58,783,697	$—	$58,783,697
Class A ordinary shares subject to redemption	$628,561,240	$61,438,760	$690,000,000
Shareholders’ equity (deficit)
Class A ordinary shares	1,536	(1,536)	—
Class B ordinary shares	1,078	—	1,078
Additional paid-in capital	—	—	—
Retained earnings (accumulated deficit)	4,997,395	(61,437,224)	(56,439,829)
Total shareholders’ equity (deficit)	$5,000,009	$(61,438,760)	$(56,438,751)
Total liabilities, Class A ordinary shares subject to redemption and shareholders’ equity (deficit)	$692,344,946	$—	$692,344,946

	As Previously
Statement of Operations – Three Months ended March 31, 2021	Reported	Adjustments	As Restated
Net income	$7,622,807	$—	$7,622,807
Basic and diluted weighted average shares outstanding, Class A ordinary shares	69,000,000	(32,200,000)	36,800,000
Basic and diluted net income per share of Class A ordinary shares	$—	$0.14	$0.14
Weighted average number of shares of shares outstanding, Class B ordinary shares	16,725,000	(525,000)	16,200,000
Basic and diluted net income per share of Class B ordinary shares	$0.45	$(0.31)	$0.14

	As Previously
Statement of Changes in Shareholders’ Equity (Deficit) – Three Months ended March 31, 2021	Reported	Adjustments	As Restated
Sale of Units in the Public Offering, less fair value of the Public Warrants, net of offering costs	$625,936,738	$(625,936,738)	—
Change in Class A ordinary shares subject to possible redemption	$(628,561,240)	$628,561,240	—
Accretion for Class A ordinary shares to redemption amount	$—	$(64,063,262)	$(64,063,262)
Class A ordinary shares	6,143,876	(6,143,876)	—

	As Previously
Balance sheet as of June 30, 2021	Reported	Adjustment	As Restated
Total assets	$692,056,347	$—	$692,056,347
Total liabilities	$59,578,309	$—	$59,578,309
Class A ordinary shares subject to redemption	$627,478,030	$62,521,970	$690,000,000
Shareholders’ equity (deficit)
Class A ordinary shares	1,563	(1,563)	—
Class B ordinary shares	1,078	—	1,078
Additional paid-in capital	1,083,183	(1,083,183)	—
Retained earnings (accumulated deficit)	3,914,184	(61,437,224)	(57,523,040)
Total shareholders’ equity (deficit)	$5,000,008	$(62,521,970)	$(57,521,962)
Total liabilities, Class A ordinary shares subject to redemption and shareholders’ equity (deficit)	$692,056,347	$—	$692,056,347

	As Previously
Statement of Operations – Three Months ended June 30, 2021	Reported	Adjustments	As Restated
Net loss	$(1,083,211)	$—	$(1,083,211)
Basic and diluted weighted average shares outstanding, Class A ordinary shares	69,000,000	—	69,000,000
Basic and diluted net loss per share of Class A ordinary shares	$—	$(0.01)	$(0.01)
Weighted average number of shares of shares outstanding, Class B ordinary shares	16,725,000	525,000	17,250,000
Basic and diluted net loss per share of Class B ordinary shares	$(0.07)	$0.06	$(0.01)

	As Previously
Statement of Operations – Six Months ended June 30, 2021	Reported	Adjustments	As Restated
Net income	$6,539,596	$—	$6,539,596
Basic and diluted weighted average shares outstanding, Class A ordinary shares	69,000,000	(16,011,050)	52,988,950
Basic and diluted net income per share of Class A ordinary shares	$—	$0.09	$0.09
Weighted average number of shares of shares outstanding, Class B ordinary shares	16,725,000	2,901	16,727,901
Basic and diluted net income per share of Class B ordinary shares	$0.39	$(0.30)	$0.09

	As Previously
Statement of Changes in Shareholders’ Equity (Deficit) – Three Months ended June 30, 2021	Reported	Adjustments	As Restated
Sale of Units in the Public Offering, less fair value of the Public Warrants, net of offering costs	$(1,083,211)	$1,083,211	—
Class A ordinary shares	6,252,197	(6,252,197)	—

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	Three Months Ended		Three Months Ended
	September 30, 2021		September 30, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$5,245,134	$1,311,284	$—	$—
Denominator:
Basic and diluted weighted average shares outstanding	69,000,000	17,250,000	—	15,000,000
Basic and diluted net income per ordinary share	$0.08	$0.08	$—	$—

	Nine Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$10,476,811	$2,619,203	$—	$(1,854)
Denominator:
Basic and diluted weighted average shares outstanding	58,384,615	16,903,846	—	15,000,000
Basic and diluted net income (loss) per ordinary share	$0.17	$0.17	$—	$(0.00)

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

The holders of the Founder Shares agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Initial Business Combination or (B) subsequent to the Initial Business Combination, (x) if the last sale price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and Private Placement Warrants that may be issued upon conversion of Working Capital Loans, if any, (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and Private Placement Warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to demand that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an Initial Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,
Description	Level	2021
Assets:
Marketable securities held in Trust Account	1	$690,063,006
Liabilities:
Warrant Liability – Private Placement Warrants	3	$9,693,182
Warrant Liability – Public Warrants	1	$12,834,000

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

As of September 30, 2021 and February 12, 2021, the fair value of the derivative feature of the warrants was calculated using the following weighted average assumptions:

	February 12, 2021		September 30, 2021
Risk-free interest rate	0.66%		1.12%
Expected life B	6.0	years	5.68	years
Expected volatility of underlying shares	18.0-27.0%		14.0%
Dividends	0%		0%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Form 10-Q/A”) to “we,” “us” or the “Company” refer to Apollo Strategic Growth Capital II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to APSG Sponsor II, L.P. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Form 10-Q/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Form 10-Q/A includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q/A including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors of the Q1 Form 10-Q filed with the SEC and the Risk Factors section of the Registration Statements on Form S-1 (Registration No. 333-251920 and 333-252923) filed with the SEC (the “Registration Statements”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business.

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

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the condensed financial statements prepared by management and are based upon management’s current judgments. These judgments are normally based on knowledge and experience regarding past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates that affect our condensed financial statements, the areas that are particularly significant include use of estimates; Class A ordinary shares subject to possible redemption; net income (loss) per ordinary share; and the fair value of assets and liabilities.

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

Item 4. Controls and Procedures (Restated)

Restatement Background

The Company has followed ASC 480 in accounting for its Public Shares. This included recording the Public Shares in permanent equity on its balance sheet. However, the Company maintained shareholders’ equity of at least $5,000,001 as the Company will not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions.

In September 2021, the Company’s management re-evaluated and ultimately concluded that the classification of $5,000,001 in permanent equity was not appropriate and that the Public Shares should be reclassified as temporary equity. In connection with the preparation of the financial statements as of and for the three and nine months ended September 30, 2021 that were included in the Company’s Q3 Form 10-Q, the Company concluded that it would change its accounting and reflect the full amount of all redeemable Public Shares in temporary equity. This was a change from the Company’s previous accounting practice whereby it maintained shareholders’ equity of at least $5,000,001 as the Company will not redeem Public Shares that would cause the Company’s net tangible assets to be less than $5,000,001 following such redemptions. In connection with the change in presentation for the Public Shares subject to possible redemption, the Company also revised its earnings per share to allocate net income (loss) evenly to all Public Shares and Class B ordinary shares.

On December 3, 2021, the Company’s management and the Audit Committee concluded that the Company’s previously issued financial statements for the Affected Periods, in each case, should be restated to classify all of the Public Shares as temporary equity and should no longer be relied upon. As a result, the Company is restating its financial statements for the Affected Periods in a Form 10-Q/A.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, the Company’s principal executive officer and principal financial officer have concluded that, solely due to the events that led to this Amendment, a material weakness existed solely related to our accounting for complex financial instruments and the Company’s disclosure controls and procedures were not effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards and we further improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statements and our Q1 Form 10-Q filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

We have identified a material weakness in our internal control over financial reporting, solely related to our accounting for complex financial instruments. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the prior reclassification of our warrants from equity to liability, as well as the conclusion that the classification of $5,000,001 in permanent equity was not appropriate and that the Public Shares should be reclassified as temporary equity, our management concluded that a material weakness exists in our internal controls over financial reporting, solely related to our accounting for complex financial instruments.

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

If we identify any new material weakness in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our share price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of the material weakness in our internal controls over financial reporting described above, the change in accounting for the warrants, the change in the classification of all of the Public Shares as temporary equity, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weakness in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

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

For a description of the use of the proceeds generated in our Public Offering, see Part I, Item 2 of this Form 10-Q/A.

Purchases of Equity Securities

We did not repurchase any shares of our equity securities during the quarter ended September 30, 2021.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits (Restated)

The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q/A.

No.	Description of Exhibit
3.1	Second Amended and Restated Memorandum and Articles of Association (1)
4.1	Specimen Unit Certificate(2)
4.2	Specimen Class A Ordinary Share Certificate(2)
4.3	Specimen Warrant Certificate(2)
10.1*	Promissory Note, dated September 14, 2021, by and between the Company as the maker and the Sponsor as the payee
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
Exhibit 104	Cover Page Interactive Data File –The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 12, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 on January 6, 2021 and incorporated by reference herein.

PART III SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Strategic Growth Capital II

Date: December 6, 2021	By:	/s/ Sanjay Patel
		Name:	Sanjay Patel
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 6, 2021	By:	/s/ James Crossen
		Name:	James Crossen
		Title:	Chief Financial Officer and Secretary
(Principal Accounting Officer and Financial Officer)