Form 10-Q
period 2022-03-31
Apollo Strategic Growth Capital II
filed 2022-05-13
CIK 1838337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40018

APOLLO STRATEGIC GROWTH CAPITAL II
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-0598286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 West 57th Street, 42nd Floor New York, NY 10019
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

As of May 13, 2022, there were 69,000,000 Class A ordinary shares, par value $0.00025 per share, and 17,250,000 Class B ordinary shares, par value $0.0000625 per share, issued and outstanding.

APOLLO STRATEGIC GROWTH CAPITAL II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

APOLLO STRATEGIC GROWTH CAPITAL II

(formerly known as APH I (Sub I), Ltd.)

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$453,896	$1,204,517
Prepaid expenses	702,283	812,252
Total current assets	1,156,179	2,016,769
Investments held in Trust Account	690,280,965	690,068,886
Other assets	—	93,094
Total assets	$691,437,144	$692,178,749
LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$5,776,036	$4,841,509
Note payable - Sponsor	3,000,000	3,000,000
Total current liabilities	8,776,036	7,841,509
Derivative warrant liability	14,058,720	23,021,469
Deferred underwriting compensation	24,150,000	24,150,000
Total liabilities	46,984,756	55,012,978
Commitments and contingencies (Note 6)
Temporary equity:
Class A ordinary shares subject to possible redemption (69,000,000 shares at $10.00 per share as of March 31, 2022 and December 31, 2021)	690,000,000	690,000,000
Shareholders’ deficit:
Preferred shares, $0.00025 par value, 1,000,000 shares authorized, none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.00025 par value, 180,000,000 shares authorized, none issued and outstanding (excluding 69,000,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0000625 par value, 46,000,000 shares authorized, 17,250,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,078	1,078
Additional paid-in capital	—	—
Accumulated deficit	(45,548,690)	(52,835,307)
Total shareholders’ deficit	(45,547,612)	(52,834,229)
Total liabilities, temporary equity and shareholders’ deficit	$691,437,144	$692,178,749

See accompanying notes to unaudited condensed financial statements

APOLLO STRATEGIC GROWTH CAPITAL II

(formerly known as APH I (Sub I), Ltd.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2022	2021
REVENUE	$—	$—

EXPENSES
Administrative fee - related party	50,001	26,786
General and administrative	1,837,175	322,221
TOTAL EXPENSES	1,887,176	349,007

OTHER INCOME (EXPENSES)
Investment income from Trust Account	212,079	24,152
Interest expense	(1,035)	—
Transaction costs allocable to warrant liability	—	(1,494,398)
Change in fair value of derivative warrant	8,962,749	9,442,060
TOTAL OTHER INCOME (EXPENSES)	9,173,793	7,971,814

Net income	$7,286,617	$7,622,807
Weighted average number of Class A ordinary shares outstanding, basic and diluted	69,000,000	36,800,000
Basic and diluted net income per Class A ordinary share	$0.08	$0.14
Weighted average number of Class B ordinary shares outstanding, basic and diluted	17,250,000	16,200,000
Basic and diluted net income per Class B ordinary share	$0.08	$0.14

See accompanying notes to unaudited condensed financial statements

APOLLO STRATEGIC GROWTH CAPITAL II

(formerly known as APH I (Sub I), Ltd.)

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B		Additional
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	17,250,000	$1,078	$—	$(52,835,307)	$(52,834,229)
Net income	—	—	—	7,286,617	7,286,617
Balance as of March 31, 2022	17,250,000	$1,078	$—	$(45,548,690)	$(45,547,612)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class B		Additional
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2021	17,250,000	$1,078	$32,529	$(31,903)	$1,704
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	(32,529)	(64,030,733)	(64,063,262)
Net income	—	—	—	7,622,807	7,622,807
Balance as of March 31, 2021	17,250,000	$1,078	$—	$(56,439,829)	$(56,438,751)

See accompanying notes to unaudited condensed financial statements

APOLLO STRATEGIC GROWTH CAPITAL II

(formerly known as APH I (Sub I), Ltd.)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2022	2021
Cash Flows From Operating Activities:
Net income	$7,286,617	$7,622,807
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investment held in Trust Account	(212,079)	(24,152)
Change in fair value of derivative warrant liabilities	(8,962,749)	(9,442,060)
Transaction costs allocable to warrant liability	—	1,494,398
Changes in operating assets and liabilities:
Prepaid expenses	109,969	(1,528,427)
Other assets	93,094	—
Accounts payable and accrued expenses	934,527	891,306
Net Cash Used In Operating Activities	(750,621)	(989,128)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	—	(690,000,000)
Net Cash Used In Investing Activities	—	(690,000,000)

Cash Flows From Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	—	674,903,096
Proceeds from sale of Private Placement Warrants	—	15,600,000
Proceeds from Sponsor note	—	1,500,000
Repayment of advances from Sponsor	—	(226,305)
Net Cash Provided By Financing Activities	—	691,776,791

Net change in cash	(750,621)	790,663
Cash at beginning of period	1,204,517	—
Cash at end of period	$453,896	$790,663

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commission charged to temporary equity in connection with the Public Offering	$—	$7,286,617
Deferred offering costs paid by related party	$—	$626,009

See accompanying notes to unaudited condensed financial statements

APOLLO STRATEGIC GROWTH CAPITAL II

(formerly known as APH I (Sub I), Ltd.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

At March 31, 2022, the Company had not commenced any operations. All activity for the period from October 10, 2008 through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Public Offering”) described below and search for a target company. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the net proceeds derived from the Public Offering.

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

The transaction costs amounted to $40,561,088 consisting of $13,800,000 of underwriting fees, $24,150,000 of deferred underwriting fees payable (which are held in the Trust Account with Continental Stock Transfer and Trust Company acting as trustee) and $1,116,690 of Public Offering costs. Of these costs $39,066,690 were charged to temporary equity upon completion of the Public Offering. In addition, $1,494,398 were allocated to the Public Warrants and Private Placement Warrants and were included in the condensed statements of operations as a component of other income/(expense). Cash of $453,896 was held outside of the Trust Account on March 31, 2022 and is available for working capital purposes. As described in Note 6, the $24,150,000 deferred underwriting fee payable is contingent upon the consummation of an Initial Business Combination by February 12, 2023 (or by May 12, 2023 if the Company has executed a letter of intent, agreement in principle or definitive agreement for the Initial Business Combination by February 12, 2023) (the “Completion Window”).

Trust Account

The proceeds held in the Trust Account are invested only in U.S. government securities with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations, as determined by the Company. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. At March 31, 2022 and December 31, 2021, the proceeds of the Public Offering of $690,280,965 and $690,068,886 were held in U.S. government securities, respectively, as specified above.

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

Going Concern Considerations, Liquidity and Capital Resources

As of March 31, 2022, we had investments held in the Trust Account of $690,280,965 principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $100,000 of any dissolution expenses.

The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these unaudited condensed financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an Initial Business Combination, the mandatory liquidation and subsequent dissolution along with the liquidity concerns raise substantial doubt about the ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until a potential business combination or up to the mandatory liquidation as stipulated in the Company’s amended and restated memorandum and articles of association. The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in conformity with GAAP and pursuant to the rules and regulations of the SEC.

Certain information and note disclosures normally included in the unaudited financial statements prepared in accordance with GAAP have been condensed. As such, except as disclosed herein, the information included in these unaudited condensed financial statements should be read in conjunction with the audited condensed financial statements as of December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2022. In the opinion of the Company’s management, these unaudited condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any future period.

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

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the

“Exchange Act”)) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of cash and U.S. treasury bills, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in net gain from investments held in Trust Account in the accompanying condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs associated with a Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $1,116,690 consist principally of costs incurred in connection with formation and preparation for the Public Offering. These costs, together with the underwriter discount of $37,950,000, were charged to temporary equity upon completion of the Public Offering. Of these costs amounts allocated to the Public Warrants and Private Placement Warrants totaling $1,494,398 were included in the condensed statement of operations as a component of other income/(expense).

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 69,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Effective with the closing of the Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$690,000,000
Less:
Proceeds allocated to Public Warrants	(26,312,460)
Class A ordinary shares issuance costs	(37,750,802)
Plus:
Accretion of carrying value to redemption value	64,063,262
Class A ordinary shares subject to possible redemption	$690,000,000

During the three months ended March 31, 2022, the Company did not make any adjustments to the redemption value of the Class A ordinary shares subject to possible redemption.

Income Taxes

ASC 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of March 31, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$5,829,294	$1,457,323	$5,292,817	$2,329,990
Denominator:
Basic and diluted weighted average shares outstanding	69,000,000	17,250,000	36,800,000	16,200,000
Basic and diluted net income per ordinary share	$0.08	$0.08	$0.14	$0.14

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging.” The Company’s derivative instruments are recorded at fair value as of the Public Offering (February 12, 2021) and re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. Derivative assets and liabilities are classified on the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Warrants are a derivative instrument. As the Warrants meet the definition of a derivative the Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the statement of operations in the period of change.

Warrant Instruments

The Company accounts for the Warrants issued in connection with the Public Offering and Private Placement in accordance with the guidance contained in ASC 815, “Derivatives and Hedging,” whereby under that provision the Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the Warrants as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. Upon consummation of the Public Offering, the fair value of Warrants were estimated using a Monte Carlo simulation for the Public Warrants and a modified Black- Scholes model for the Private Placement Warrants. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such Warrant classification is also subject to re-evaluation at each reporting period. As of March 31, 2022 and December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrants and are classified as Level 1 on the fair value hierarchy. As of March 31, 2022 and December 31, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants and are classified as Level 3 on the fair value hierarchy.

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

As of March 31, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, deferred offering costs, accounts payable and accrued offering costs, and notes payable approximate their fair values primarily due to the short-term nature of the instruments, except for the derivative warrant liability (see Note 9). The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that comprise only U.S. treasury securities and are recognized at fair value.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Public Offering, the Company sold 69,000,000 Units at a purchase price of $10.00 per Unit, including the issuance of 9,000,000 Units as a result of the underwriters’ full exercise of their over-allotment option, generating gross proceeds to the Company in the amount of $690,000,000. Each Unit consists of one share of the Company’s Class A ordinary shares, par value $0.00025 per share (the “Class A ordinary shares”), and one-fifth of one redeemable warrant of the Company (each whole warrant, a “Public Warrant”), with each Public Warrant entitling the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment.

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

Related Party Loans

On December 28, 2020, the Sponsor agreed to loan the Company an aggregate of up to $750,000 to cover expenses related to the Proposed Public Offering pursuant to an unsecured promissory note (the “Promissory Note”). This Promissory Note bore interest at a rate of 0.15% per annum and was payable on September 30, 2021. The Company had not borrowed on the Promissory Note and the Promissory Note expired upon the closing of the Public Offering on February 12, 2021.

On March 1, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,500,000 to cover expenses related to the Public Offering pursuant to an unsecured promissory note (the “March Note”). The March Note bears interest at a rate of 0.11% per annum and is payable on the date of an Initial Business Combination or the liquidation of the Company. As of March 31, 2022 and December 31, 2021, the outstanding balance under the March Note was $1,500,000. Up to $1,500,000 of the March Note may be convertible into warrants identical to the Private Placement Warrants at a price of $1.50 per warrant at the option of the lender.

On September 14, 2021, the Sponsor executed an unsecured promissory note (the “September Note”) to loan the Company an aggregate principal amount of $1,500,000. The September Note bears interest at a rate of 0.17% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of March 31, 2022 and December 31, 2021, the outstanding balance on the September Note was $1,500,000.

Working Capital Loans

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of the funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants. The Company did not have any outstanding balance on the Working Capital Loans as of March 31, 2022 and 2021.

Advances from Related Parties

Affiliates of the Sponsor paid certain administrative expenses and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. From time to time, the related parties pay operating costs and other expenses on behalf of the Company. During the three months ended March 31, 2022 and 2021, the related parties paid $0 and $248,921 of offering costs and other expenses on behalf of the Company. As of March 31, 2022 and December 31, 2021, there was $0 due to the related parties.

Administrative Service Fee

Commencing on the date the Units are first listed on the NYSE, the Company entered into an agreement with the Sponsor and has agreed to pay the Sponsor a total of $16,667 per month for office space, utilities and secretarial and administrative support for up to 27 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2022 and 2021, the Company recorded $50,001 and $26,786 pursuant to this agreement, respectively.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and the conflict in Ukraine and the surrounding region, and has concluded that while it is reasonably possible that these risks and uncertainties could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and Public Warrants that may be issued upon conversion of Working Capital Loans, if any, (and any Class A ordinary shares issuable upon the exercise of the Public Warrants and Private Placement Warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to demand that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of an Initial Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Preferred Shares

The Company is authorized to issue 1,000,000 shares of preferred shares with a par value of $0.00025 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 180,000,000 Class A ordinary shares and 46,000,000 Class B ordinary shares. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share. As of March 31, 2022 and December 31, 2021, there were 69,000,000 Class A ordinary shares subject to possible redemption that were classified as temporary equity in the accompanying condensed balance sheets.

The Class B ordinary shares will automatically convert into our Class A ordinary shares at the time of completion of our Initial Business Combination on a one-for-one basis, subject to adjustment for share splits, dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Public Offering and related to the closing of the Initial Business Combination, the ratio at which Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination). As of March 31, 2022 and December 31, 2021, there were 17,250,000 Class B ordinary shares issued and outstanding.

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

The Company accounts for the 24,200,000 warrants issued in connection with the Public Offering and concurrent Private Placement (including 13,800,000 Public Warrants and 10,400,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Upon issuance of the derivative warrants the Company recorded a liability of $22,527,182 on the balance sheet.

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

With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s condensed statements of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$690,280,965	$690,068,886
Liabilities:
Warrant Liability – Private Placement Warrants	3	6,054,720	9,911,469
Warrant Liability – Public Warrants	1	8,004,000	13,110,000

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

Upon consummation of the Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. At the initial measurement date, the Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

As of March 31, 2022 and December 31, 2021 the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the fair value hierarchy. At March 31, 2022 and December 31, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the closing stock price to estimate the volatility for the Private Placement Warrants. At March 31, 2022 and December 31, 2021, the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2022:

Fair Value
Measurement Using
Level 3 Inputs Total
Balance, December 31, 2021	$9,911,469
Change in fair value of derivative liabilities	(3,856,749)
Balance, March 31, 2022	$6,054,720

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2021:

Fair Value
Measurement
Using Level 3
Inputs
Total
Balance, December 31, 2020	$—
Derivative liabilities recorded on issuance of derivative warrants	46,592,460
Change in fair value of derivative liabilities	(14,122,060)
Balance, March 31, 2021	$32,470,400

As of March 31, 2022 and December 31, 2021, the fair value of the derivative feature of the Private Placement Warrants was calculated using the following weighted average assumptions:

	March 31,		December 31,
	2022		2021
Risk-free interest rate	2.42%		1.31%
Expected life	5.43	years	5.55	years
Expected volatility of underlying shares	8.0%		15.20%
Dividends	0%		0%

As of March 31, 2022 and December 31, 2021, the derivative liability was $14,058,720 and $23,021,469, respectively. In addition, for the three months ended March 31, 2022 and 2021, the Company recorded $8,962,749 and $9,442,060 as a gain on the change in fair value of the derivative warrants on the condensed statements of operations. Upon issuance of the Private Placement Warrants, the Company recorded a loss of $4,680,000 for the excess fair value of the derivative warrants over the proceeds received from the sale of the Private Placement Warrants which is included in the change in fair value of the derivative liabilities on the condensed statements of operations.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Apollo Strategic Growth Capital II. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to APSG Sponsor II, L.P. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2022 (the “Annual Report”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at . Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the Public Offering, described below, and, after our Public Offering, day-to-day operations and identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $7,286,617, which consists of a change in fair value of the derivative warrant liabilities of $8,962,749 and interest income on investments held in the Trust Account of $212,079 offset by operating costs of $1,887,176 and interest expense of $1,035.

For the three months ended March 31, 2021, we had net income of $7,622,807, which consists of a change in the fair value of derivative warrant liabilities of $9,442,060, offset by warrant-related expenses of $1,494,398 and operating costs of $349,007.

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

For the three months ended March 31, 2022, cash used in operating activities was $750,621. For the three months ended March 31, 2022, net income of $7,286,617 was affected by a gain in fair value of derivative liabilities of $8,962,749, interest earned on marketable securities held in the Trust Account of $212,079, and changes in operating assets and liabilities, which provided $1,137,590 of cash from operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $989,128. For the three months ended March 31, 2021, net income of $7,622,807 was affected by interest earned on marketable securities held in the Trust Account of $24,152, a gain in fair value of derivative liabilities of $9,442,060, and changes in operating assets and liabilities. In addition, costs of $1,494,398 were allocated to the Public Warrants and Private Placement Warrants and were included in the statement of operations as a component of other income/(expense).

As of March 31, 2022 and December 31, 2021, we had cash and U.S. treasury securities held in the Trust Account of $690,280,965 and $690,068,886, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Initial Business Combination. We may withdraw interest to pay our tax obligations. During the three months ended March 31, 2022, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022 and December 31, 2021, we had cash of $453,896 and $1,204,517, respectively, outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

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

Since March 2021, we executed a series of promissory notes in the aggregate amount of $3,000,000 with our Sponsor in order to satisfy working capital requirements. See “Related Party Loans” in Note 5 to our condensed financial statements.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

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

Critical Accounting Policies

Accounting policies, methods and estimates are an integral part of the condensed financial statements prepared by management and are based upon management’s current judgments. These judgments are normally based on knowledge and experience regarding past and current events and assumptions about future events. Certain accounting policies, methods and estimates are particularly sensitive because of their significance to the condensed financial statements and because of the possibility that future events affecting them may differ from management’s current judgments. While there are a number of accounting policies, methods and estimates that affect our condensed financial statements, the areas that are particularly significant include use of estimates; Class A ordinary shares subject to possible redemption; net income (loss) per ordinary share; and the fair value of assets and liabilities.

Our significant accounting policies are summarized in Note 2 to our condensed financial statements.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Public Offering, the net proceeds of our Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that the previously disclosed material weakness that existed solely related to its accounting for complex financial instruments, no longer existed as a result of the remediation steps to address the material weakness and the Company’s disclosure controls and procedures were effective as of March 31, 2022.

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

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards and we further improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. As of March 31, 2022, this material weakness has been fully remediated.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there has been no material changes with respect to those risk factors previously disclosed in our Annual Report, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We have not sold any equity securities during the quarter ended March 31, 2022.

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

Purchases of Equity Securities

We did not repurchase any shares of our equity securities during the quarter ended March 31, 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Fourth Amended and Restated Articles of Association of the Registrant.(1)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Class A Ordinary Share Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
10.1*	Promissory Note, dated May 9, 2022, by and between the Company as the maker and APSG Sponsor II, L.P. as the payee.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 12, 2021 and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 on January 6, 2021 and incorporated by reference herein.

PART III SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Strategic Growth Capital II

Date: May 13, 2022	By:	/s/ Sanjay Patel
		Name:	Sanjay Patel
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2022	By:	/s/ James Crossen
		Name:	James Crossen
		Title:	Chief Financial Officer and Secretary
(Principal Accounting Officer and Financial Officer)