Form 10-Q
period 2022-06-30
Apollo Strategic Growth Capital II
filed 2022-08-05
CIK 1838337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 5, 2022, there were 69,000,000 Class A ordinary shares, par value $0.00025 per share, and 17,250,000 Class B ordinary shares, par value $0.0000625 per share, issued and outstanding.

APOLLO STRATEGIC GROWTH CAPITAL II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

APOLLO STRATEGIC GROWTH CAPITAL II

(formerly known as APH I (Sub I), Ltd.)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$616,347	$1,204,517
Prepaid expenses	499,220	812,252
Total current assets	1,115,567	2,016,769
Investments held in Trust Account	691,138,101	690,068,886
Other assets	—	93,094
Total assets	$692,253,668	$692,178,749
LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,940,043	$4,841,509
Note payable - Sponsor	5,000,000	3,000,000
Total current liabilities	9,940,043	7,841,509
Derivative warrant liability	6,075,125	23,021,469
Deferred underwriting compensation	24,150,000	24,150,000
Total liabilities	40,165,168	55,012,978
Commitments and contingencies (Note 6)
Temporary equity:
Class A ordinary shares subject to possible redemption (69,000,000 shares at $10.01 per share as of June 30, 2022 and $10.00 per share as of December 31, 2021)	690,969,215	690,000,000
Shareholders’ deficit:
Preferred shares, $0.00025 par value, 1,000,000 shares authorized, none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.00025 par value, 180,000,000 shares authorized, none issued and outstanding (excluding 69,000,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0000625 par value, 46,000,000 shares authorized, 17,250,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,078	1,078
Additional paid-in capital	—	—
Accumulated deficit	(38,881,793)	(52,835,307)
Total shareholders’ deficit	(38,880,715)	(52,834,229)
Total liabilities, temporary equity and shareholders’ deficit	$692,253,668	$692,178,749

See accompanying notes to unaudited condensed financial statements

APOLLO STRATEGIC GROWTH CAPITAL II

(formerly known as APH I (Sub I), Ltd.)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
REVENUE	$—	$—	$—	$—

EXPENSES
Administrative fee - related party	50,001	50,001	100,002	76,787
General and administrative	1,150,519	2,793,522	2,987,694	3,115,743
TOTAL EXPENSES	1,200,520	2,843,523	3,087,696	3,192,530

OTHER INCOME (EXPENSES)
Investment income from Trust Account	857,136	29,974	1,069,215	54,126
Interest expense	(4,099)	(542)	(5,134)	(542)
Transaction costs allocable to warrant liability	—	—	—	(1,494,398)
Change in fair value of derivative warrants	7,983,595	1,730,880	16,946,344	11,172,940
TOTAL OTHER INCOME (EXPENSES) - NET	8,836,632	1,760,312	18,010,425	9,732,126

Net income (loss)	7,636,112	(1,083,211)	$14,922,729	$6,539,596
Weighted average number of Class A ordinary shares outstanding, basic and diluted	69,000,000	69,000,000	69,000,000	52,988,950
Basic and diluted net income (loss) per Class A ordinary share	$0.09	$(0.01)	$0.17	$0.09
Weighted average number of Class B ordinary shares outstanding, basic and diluted	17,250,000	17,250,000	17,250,000	16,727,901
Basic and diluted net income (loss) per Class B ordinary share	$0.09	$(0.01)	$0.17	$0.09

See accompanying notes to unaudited condensed financial statements

APOLLO STRATEGIC GROWTH CAPITAL II

(formerly known as APH I (Sub I), Ltd.)

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2022

	Class B		Additional
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2022	17,250,000	$1,078	$—	$(45,548,690)	$(45,547,612)
Accretion adjustment of Class A ordinary shares to redemption value	—	—	—	(969,215)	(969,215)
Net income	—	—	—	7,636,112	7,636,112
Balance as of June 30, 2022	17,250,000	$1,078	$—	$(38,881,793)	$(38,880,715)

FOR THE THREE MONTHS ENDED JUNE 30, 2021

	Class B		Additional
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2021	17,250,000	$1,078	$—	$(56,439,829)	$(56,438,751)
Net income	—	—	—	(1,083,211)	(1,083,211)
Balance as of June 30, 2021	17,250,000	$1,078	$—	$(57,523,040)	$(57,521,962)

FOR THE SIX MONTHS ENDED JUNE 30, 2022

	Class B		Additional
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	17,250,000	$1,078	$—	$(52,835,307)	$(52,834,229)
Accretion adjustment of Class A ordinary shares to redemption value	—	—	—	(969,215)	(969,215)
Net income	—	—	—	14,922,729	14,922,729
Balance as of June 30, 2022	17,250,000	$1,078	$—	$(38,881,793)	$(38,880,715)

FOR THE SIX MONTHS ENDED JUNE 30, 2021

	Class B		Additional
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	17,250,000	$1,078	$32,529	$(31,903)	$1,704
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	(32,529)	(64,030,733)	(64,063,262)
Net income	—	—	—	6,539,596	6,539,596
Balance as of June 30, 2021	17,250,000	$1,078	$—	$(57,523,040)	$(57,521,962)

See accompanying notes to unaudited condensed financial statements

APOLLO STRATEGIC GROWTH CAPITAL II

(formerly known as APH I (Sub I), Ltd.)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2022	2021
Cash Flows From Operating Activities:
Net income	$14,922,729	$6,539,596
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investment held in Trust Account	(1,069,215)	(54,126)
Change in fair value of derivative warrant liabilities	(16,946,344)	(11,172,940)
Transaction costs allocable to warrant liability	—	1,494,398
Changes in operating assets and liabilities:
Prepaid expenses	313,032	(1,315,280)
Other assets	93,094	—
Accounts payable and accrued expenses	98,534	3,416,798
Net Cash Used In Operating Activities	(2,588,170)	(1,091,554)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	—	(690,000,000)
Net Cash Used In Investing Activities	—	(690,000,000)

Cash Flows From Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	—	674,903,096
Proceeds from sale of Private Placement Warrants	—	15,600,000
Proceeds from Sponsor note	2,000,000	1,500,000
Repayment of advances from Sponsor	—	(226,305)
Net Cash Provided By Financing Activities	2,000,000	691,776,791

Net change in cash	(588,170)	685,237
Cash at beginning of period	1,204,517	—
Cash at end of period	$616,347	$685,237

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commission charged to temporary equity in connection with the Public Offering	$—	$24,150,000
Operating costs paid by related party which were charged to additional paid-in capital	$—	$1,704
Deferred offering costs paid by related party	$—	$626,009
Remeasurement adjustment of Class A ordinary shares to redemption value	$969,215	$—

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

At June 30, 2022, the Company had not commenced any operations. All activity for the period from October 10, 2008 through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Public Offering”) described below and search for a target company. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the net proceeds derived from the Public Offering.

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

The transaction costs amounted to $40,561,088 consisting of $13,800,000 of underwriting fees, $24,150,000 of deferred underwriting fees payable (which are held in the Trust Account with Continental Stock Transfer and Trust Company acting as trustee) and $1,116,690 of Public Offering costs. Of these costs $39,066,690 were charged to temporary equity upon completion of the Public Offering. In addition, $1,494,398 were allocated to the Public Warrants and Private Placement Warrants and were included in the condensed statements of operations as a component of other income/(expenses). Cash of $616,347 was held outside of the Trust Account on June 30, 2022 and is available for working capital purposes. As described in Note 6, the $24,150,000 deferred underwriting fee payable is contingent upon the consummation of an Initial Business Combination by February 12, 2023 (or by May 12, 2023 if the Company has executed a letter of intent, agreement in principle or definitive agreement for the Initial Business Combination by February 12, 2023) (the “Completion Window”).

Trust Account

The proceeds held in the Trust Account are invested only in U.S. government securities with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations, as determined by the Company. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. At June 30, 2022 and December 31, 2021, the proceeds of the Public Offering of $691,138,101 and $690,068,886 were held in U.S. government securities, respectively, as specified above.

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

Going Concern Considerations, Liquidity and Capital Resources

As of June 30, 2022, we had investments held in the Trust Account of $691,138,101 principally invested in U.S. government securities. Interest income on the balance in the Trust Account may be used by us to pay taxes, and to pay up to $100,000 of any dissolution expenses.

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

Certain information and note disclosures normally included in the unaudited financial statements prepared in accordance with GAAP have been condensed. As such, except as disclosed herein, the information included in these unaudited condensed financial statements should be read in conjunction with the audited condensed financial statements as of December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2022. In the opinion of the Company’s management, these unaudited condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022 or any future period.

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

Offering Costs associated with a Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $1,116,690 consist principally of costs incurred in connection with formation and preparation for the Public Offering. These costs, together with the underwriter discount of $37,950,000, were charged to temporary equity upon completion of the Public Offering. Of these costs amounts allocated to the Public Warrants and Private Placement Warrants totaling $1,494,398 were included in the condensed statement of operations as a component of other income/(expenses).

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 69,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Effective with the closing of the Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$690,000,000
Less:
Proceeds allocated to Public Warrants	(26,312,460)
Class A ordinary shares issuance costs	(37,750,802)
Plus:
Accretion of carrying value to redemption value	64,063,262
Class A ordinary shares subject to possible redemption - December 31, 2021	$690,000,000
Remeasurement adjustment of Class A ordinary shares to redemption value	969,215
Class A ordinary shares subject to possible redemption – June 30, 2022	690,969,215

Income Taxes

ASC 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. As of June 30, 2022 and December 31, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Three Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss), as adjusted	$6,108,890	$1,527,222	$(812,408)	$(270,803)
Denominator:
Basic and diluted weighted average shares outstanding	69,000,000	17,250,000	69,000,000	17,250,000
Basic and diluted net income (loss) per ordinary share	$0.09	$0.09	$(0.01)	$(0.01)

	Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$11,938,183	$2,984,546	$4,904,697	$1,634,899
Denominator:
Basic and diluted weighted average shares outstanding	69,000,000	17,250,000	52,988,950	16,727,901
Basic and diluted net income per ordinary share	$0.17	$0.17	$0.09	$0.09

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

Warrant Instruments

The Company accounts for the Warrants issued in connection with the Public Offering and Private Placement in accordance with the guidance contained in ASC 815, “Derivatives and Hedging,” whereby under that provision the Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the Warrants as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. Upon consummation of the Public Offering, the fair value of Warrants were estimated using a Monte Carlo simulation for the Public Warrants and a modified Black-Scholes model for the Private Placement Warrants. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which they can be settled. Such Warrant classification is also subject to re-evaluation at each reporting period. As of June 30, 2022 and December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrants and are classified as Level 1 on the fair value hierarchy. As of June 30, 2022 and December 31, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants and are classified as Level 3 on the fair value hierarchy.

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

As of June 30, 2022 and December 31, 2021, the carrying values of cash, prepaid expenses, deferred offering costs, accounts payable and accrued offering costs, and notes payable approximate their fair values primarily due to the short-term nature of the instruments, except for the derivative warrant liability (see Note 9). The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that comprise only U.S. treasury securities and are recognized at fair value.

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

In June 2022, each of our three independent directors sold 25,000 Founder Shares to our Sponsor at a purchase price of $0.002174 per share. Our Sponsor paid $163.05 in the aggregate for 75,000 shares. As a result, our Sponsor currently holds 17,250,000 shares while our independent directors no longer holder any Founder Shares.

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

On March 1, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,500,000 to cover expenses related to the Public Offering pursuant to an unsecured promissory note (the “March Note”). The March Note bears interest at a rate of 0.11% per annum and is payable on the date of an Initial Business Combination or the liquidation of the Company. As of June 30, 2022 and December 31, 2021, the outstanding balance under the March Note was $1,500,000. Up to $1,500,000 of the March Note may be convertible into warrants identical to the Private Placement Warrants at a price of $1.50 per warrant at the option of the Sponsor.

On September 14, 2021, the Sponsor executed an unsecured promissory note (the “September Note”) to loan the Company an aggregate principal amount of $1,500,000. The September Note bears interest at a rate of 0.17% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of June 30, 2022 and December 31, 2021, the outstanding balance on the September Note was $1,500,000.

On May 9, 2022, the Sponsor executed an unsecured promissory note (the "May Note") to loan the Company an aggregate principal amount of $1,000,000. The May Note bears interest at a rate of 1.40% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of June 30, 2022, the outstanding balance on the May Note was $1,000,000.

On June 8, 2022, the Sponsor executed an unsecured promissory note (the "June Note") to loan the Company an aggregate principal amount of $1,000,000. The June Note bears interest at a rate of 1.68% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of June 30, 2022, the outstanding balance on the June Note was $1,000,000.

Working Capital Loans

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of the funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants. The Company did not have any outstanding balance on the Working Capital Loans as of June 30, 2022 and 2021.

Advances from Related Parties

Affiliates of the Sponsor paid certain administrative expenses and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. From time to time, the related parties pay operating costs and other expenses on behalf of the Company. During the three months ended June 30, 2022 and 2021, the related parties paid no offering costs and other expenses on behalf of the Company. During the six months ended June 30, 2022 and 2021, the related parties paid $0 and $248,921 of offering costs and other expenses on behalf of the Company, respectively. As of June 30, 2022 and December 31, 2021, there was $0 due to the related parties.

Administrative Service Fee

Commencing on the date the Units were first listed on the NYSE, the Company entered into an agreement with the Sponsor and has agreed to pay the Sponsor a total of $16,667 per month for office space, utilities and secretarial and administrative support for up to 27 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended June 30, 2022 and 2021, the Company recorded $50,001 pursuant to this agreement. During the six months ended June 30, 2022 and 2021, the Company recorded $100,002 and $76,787 pursuant to this agreement, respectively.

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

Upon the closing of the IPO and the full over-allotment, the underwriters were entitled to an underwriting discount of $0.20 per unit, or $13,800,000, after the underwriters’ exercised their over-allotment option in full, which was paid in the aggregate upon the closing of the Public Offering. In addition, the underwriters are entitled to an underwriting discount of $0.35 per unit, or $24,150,000 in the aggregate, for deferred underwriting commissions. The deferred fee becomes payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement for the offering.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.00025 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preferred shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 180,000,000 Class A ordinary shares and 46,000,000 Class B ordinary shares. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share. As of June 30, 2022 and December 31, 2021, there were 69,000,000 Class A ordinary shares subject to possible redemption that were classified as temporary equity in the accompanying condensed balance sheets.

The Class B ordinary shares will automatically convert into our Class A ordinary shares at the time of completion of our Initial Business Combination on a one-for-one basis, subject to adjustment for share splits, dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Public Offering and related to the closing of the Initial Business Combination, the ratio at which Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination). As of June 30, 2022 and December 31, 2021, there were 17,250,000 Class B ordinary shares issued and outstanding.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Public Offering. Accordingly, the Company classifies each warrant as a liability at its fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation up until separation for the Public Warrants (subsequent to separation, the Public Warrants are valued using the publicly available trading price) and a modified Black-Scholes model for the Private Placement Warrants. This liability is subject to re-measurement at each balance sheet date.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$691,138,101	$690,068,886
Liabilities:
Warrant Liability – Private Placement Warrants	3	$2,625,125	$9,911,469
Warrant Liability – Public Warrants	1	$3,450,000	$13,110,000

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

As of June 30, 2022 and December 31, 2021, the Public Warrants were valued using the publicly available price for the Warrant and are classified as Level 1 on the fair value hierarchy. At June 30, 2022 and December 31, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants. The Company relied upon the implied volatility of the Public Warrants and the closing stock price to estimate the volatility for the Private Placement Warrants. At June 30, 2022 and December 31, 2021, the Private Placement Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2022 and 2021:

Fair Value
Measurement Using
Level 3 Inputs Total
Balance, March 31, 2022	$6,054,720
Change in fair value of derivative liabilities	(3,429,595)
Balance, June 30, 2022	$2,625,125

Fair Value
Measurement Using
Level 3 Inputs Total
Balance, December 31, 2021	$9,911,469
Change in fair value of derivative liabilities	(7,286,344)
Balance, June 30, 2022	$2,625,125

Fair Value
Measurement
Using Level 3
Inputs
Total
Balance, March 31, 2021	$32,470,400
Transfer to Level 1	(17,388,000)
Change in fair value of derivative liabilities	(1,730,880)
Balance, June 30, 2021	$13,351,520

Fair Value
Measurement
Using Level 3
Inputs
Total
Balance, December 31, 2020	$—
Derivative liabilities recorded on issuance of derivative warrants	46,592,460
Transfer to Level 1	(17,388,000)
Change in fair value of derivative liabilities	(15,852,940)
Balance, June 30, 2021	$13,351,520

As of June 30, 2022 and December 31, 2021, the fair value of the derivative feature of the Private Placement Warrants was calculated using the following weighted average assumptions:

	June 30,		December 31,
	2022		2021
Risk-free interest rate	3.02%		1.31%
Expected life	5.86	years	5.55	years
Expected volatility of underlying shares	1.40%		15.20%
Dividends	0%		0%

As of June 30, 2022 and December 31, 2021, the derivative liability was $6,075,125 and $23,021,469, respectively. In addition, for the three months ended June 30, 2022 and 2021, the Company recorded $7,983,595 and $1,730,880, respectively, as a gain on the change in fair value of the derivative warrants on the condensed statements of operations. For the six months ended June 30, 2022 and 2021, the Company recorded $16,946,344 and $11,172,940, respectively, as a gain on the change in fair value of the derivative warrants on the condensed statements of operations. Upon issuance of the Private Placement Warrants, the Company recorded a loss of $4,680,000 for the excess fair value of the derivative warrants over the proceeds received from the sale of the Private Placement Warrants which is included in the change in fair value of the derivative liabilities on the condensed statements of operations.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the Public Offering, described below, and, after our Public Offering, day-to-day operations and identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $7,636,112, which consists of a change in fair value of derivative warrants liabilities of $7,983,595 and interest income on investments held in the Trust Account of $857,136, offset by operating costs of $1,200,520 and interest expense of $4,099.

For the three months ended June 30, 2021, we had net loss of $1,083,211, which consists of operating costs of $2,843,523 and interest expense of $542, offset by a change in fair value of the derivative warrant liabilities of $1,730,880 and interest income on investments held in the Trust Account of $29,974.

For the six months ended June 30, 2022, we had net income of $14,922,729, which consists of a change in fair value of derivative warrants liabilities of $16,946,344 and interest income on investments held in the Trust Account of $1,069,215, offset by operating costs of $3,087,696 and interest expense of $5,134.

For the six months ended June 30, 2021, we had net income of $6,539,596, which consists of a change in fair value of the derivative warrant liabilities of $11,172,940 and interest income on investments held in the Trust Account of $54,126, offset by operating costs of $3,192,530, warrant-related expenses of $1,494,398 and interest expense of $542.

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

For the six months ended June 30, 2022, cash used in operating activities was $2,588,170. For the six months ended June 30, 2022, net income of $14,922,729 was affected by a gain in fair value of derivative liabilities of $16,946,344, interest earned on marketable securities held in the Trust Account of $1,069,215, and changes in operating assets and liabilities, which provided $504,660 of cash from operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $1,091,554. For the six months ended June 30, 2021, net income of $6,539,596 was affected by a gain in fair value of derivative liabilities of $11,172,940, interest earned on marketable securities held in the Trust Account of $54,126 and changes in operating assets and liabilities, which provided $2,101,518 of cash from operating activities. In addition, costs of $1,494,398 were allocated to the Public Warrants and Private Placement Warrants and were included in the statement of operations as a component of other income/(expenses).

As of June 30, 2022 and December 31, 2021, we had cash and U.S. treasury securities held in the Trust Account of $691,138,101 and $690,068,886, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Initial Business Combination. We may withdraw interest to pay our tax obligations. During the six months ended June 30, 2022, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022 and December 31, 2021, we had cash of $616,347 and $1,204,517, respectively, outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an Initial Business Combination.

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

Since March 2021, we executed a series of promissory notes in the aggregate amount of $5,000,000 with our Sponsor in order to satisfy working capital requirements. See “Related Party Loans” in Note 5 to our condensed financial statements.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Public Offering, the net proceeds of our Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We have not sold any equity securities during the quarter ended June 30, 2022.

Use of Proceeds

On February 12, 2021, we consummated the Public Offering of 69,000,000 Units, each comprising of one Class A ordinary shares, $0.00025 par value per share and one-fifth of one public warrant, which includes the full exercise by the underwriters of their over-allotment option of 9,000,000 Units. The Units sold in the Public Offering, including pursuant to the over-allotment option, were sold at an offering price of $10.00 per unit, generating total gross proceeds of $690,000,000. Deutsche Bank Securities Inc., Barclays Capital Inc. and Credit Suisse Securities (USA) LLC acted as joint book-runners and Apollo Global Securities, LLC, RBC Capital Markets, LLC, Siebert Williams Shank & Co., LLC and Academy Securities, Inc. acted as co-bookrunners of the Public Offering. The securities in the offering were registered under the Securities Act on Registration Statements on Form S-1 (Registration No. 333-251920 and 333-252923) filed with the SEC (the “Registration Statements”). The SEC declared the Registration Statements effective on February 9, 2021.

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

Purchases of Equity Securities

We did not repurchase any shares of our equity securities during the quarter ended June 30, 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Independent Director Compensation

On June 8, 2022, our Compensation Committee recommended, and our board of directors (acting through a special committee consisting of Scott Kleinman and Sanjay Patel) approved, changes in our compensation policy and arrangements for independent directors serving on our board of directors. Effective June 8, 2022, each independent director received for his or her respective service on our board of directors a one-time cash payment in the amount of $250,000, prorated should he or she not continue to serve on our board of directors during the entire period under consideration. Also on June 8, 2022, each independent director sold 25,000 Class B ordinary shares to the Sponsor in exchange for $54.35.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Fourth Amended and Restated Articles of Association of the Registrant.(1)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Class A Ordinary Share Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
10.1	Promissory Note, dated May 9, 2022, by and between the Company as the maker and APSG Sponsor II, L.P. as the payee.(3)
10.2*	Promissory Note, dated June 8, 2022, by and between the Company as the maker and APSG Sponsor II, L.P. as the payee.
10.3*	Engagement Letter, dated June 8, 2022, between the Company and Nathaniel Lipman.
10.4*	Engagement Letter, dated June 8, 2022, between the Company and Melvin Parker.
10.5*	Engagement Letter, dated June 8, 2022, between the Company and Angela Sun.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the inline XBRL document)
*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 12, 2021 and incorporated by reference herein.

(2)	Previously filed as an exhibit to our Registration Statement on Form S-1 on January 6, 2021 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q on May 13, 2022 and incorporated by reference herein.

PART III SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Apollo Strategic Growth Capital II

Date: August 5, 2022	By:	/s/ Sanjay Patel
		Name:	Sanjay Patel
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2022	By:	/s/ James Crossen
		Name:	James Crossen
		Title:	Chief Financial Officer and Secretary
(Principal Accounting Officer and Financial Officer)