Form 10-K
period 2022-12-31
Apollo Strategic Growth Capital II
filed 2023-03-31
CIK 1838337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2022

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

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒  NO ☐

The Registrant’s Units began trading on the New York Stock Exchange on February 10, 2021, and the Registrant’s Class A ordinary shares began separate trading on the New York Stock Exchange on April 5, 2021 . The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2022, was $678,270,000.

As of March 30, 2023 there were 69,000,000 Class A ordinary shares, $0.00025 par value, and 17,250,000 Class B ordinary shares, $0.0000625 par value, issued and outstanding.

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

PART I

References in this annual report to “we,” “us,” “Company” or “our company” are to Apollo Strategic Growth Capital II, a Cayman Islands exempted company incorporated with limited liability. References to “management” or our “management team” are to our officers and directors. References to our “sponsor” are to APSG Sponsor II, L.P., a Cayman Islands limited partnership. References to “Apollo” are to Apollo Asset Management, Inc., a Delaware corporation, and its consolidated subsidiaries. References to “Apollo Funds” are to the yield, hybrid and equity funds (including parallel funds and alternative investment vehicles), partnerships, accounts (including strategic investment accounts), alternative asset companies and other entities for which Apollo provides investment management or advisory services.

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

Our executive offices are located at 9 West 57th Street, 42nd Floor, New York, NY 10019, and our telephone number is (212) 515-3200. Our corporate website address is https://apollostrategicgrowthcapitalii.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this annual report. You should not rely on any such information in making your decision whether to invest in our securities.

Company History

In October 2008, the Company was formed by Apollo Principal Holdings III, L.P. (“Holdings”) and in August 2020, Holdings transferred its ownership in the Company to our sponsor, APSG Sponsor II, L.P. As of March 30, 2023, our sponsor owned all of the 17,250,000 Class B ordinary shares outstanding.

On February 12, 2021, we consummated the initial public offering (the “Initial Public Offering”) of 69,000,000 units (the “Units”), including the issuance of 9,000,000 Units as a result of the underwriters’ full exercise of their over-allotment option (the “Over-Allotment Units”). The Units sold in the Initial Public Offering were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $690,000,000. Each Unit consists of one of the Company’s Class A ordinary shares, par value $0.00025 per share (the “public shares”), and one-fifth of one warrant (the “public warrants”). Each whole public warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to certain adjustments.

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

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets for our initial business combination. We will leverage these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target that does not meet these criteria and guidelines. We intend to acquire target businesses that we believe:

●	are leading companies that have exhibited positive top-line growth and/or are experiencing secular tailwinds;
●	have defensible and established business models, with sustainable competitive advantages and multiple avenues for growth;
●	can potentially benefit from having a public currency to accelerate growth trajectory;
●	can benefit from our management team and Apollo’s operating expertise, industry network and financing experience;
●	are not reliant on financial leverage to generate returns;
●	are at the point in their lifecycle at which going public is a natural next step; and
●	will offer attractive risk-adjusted returns for our shareholders.

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

We may pursue an acquisition opportunity jointly with our sponsor, Apollo, or one or more of its affiliates, one or more Apollo Funds and/or investors in the Apollo Funds, which we refer to as an “Affiliated Joint Acquisition.” Any such parties may co-invest with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. Any such issuance of equity or equity-linked securities would, on a fully diluted basis, reduce the percentage ownership of our then-existing shareholders. Notwithstanding the foregoing, pursuant to the anti-dilution provisions of our Class B ordinary shares, issuances or deemed issuances of Class A ordinary shares or equity-linked securities would result in an adjustment to the ratio at which Class B ordinary shares will convert into Class A ordinary shares such that our sponsor and its permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all ordinary shares outstanding upon completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination), unless the holders of a majority of the then-outstanding Class B ordinary shares agree to waive such adjustment with respect to such issuance or deemed issuance at the time thereof. Neither our sponsor nor Apollo, nor any of their respective affiliates, have an obligation to make any such investment, and may compete with us for potential business combinations.

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

Sourcing of Potential Business Combination Targets

Certain members of our management team and directors, including those who are affiliated with Apollo have fiduciary duties or are subject to contractual obligations or policies and procedures that require them to present business opportunities that may be appropriate for one or more entities, including Apollo Funds, to the respective investment committees of such entities or funds prior to presenting such opportunities to us regardless of the capacity in which they are made aware of such opportunities. As a result, we may not receive any opportunity to acquire a target business that would be attractive to us. Our fourth amended and restated memorandum and articles of association (the “amended and restated memorandum and articles of association”) provides that to the maximum extent permitted by applicable law, we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for both us and another entity, including any Apollo entity, about which any member of our management team or director acquires knowledge and we will waive any claim or cause of action we may have in respect thereof. We cannot guarantee that any opportunity that would be suitable for us will not be pursued by another entity, including Apollo or an Apollo Fund, or that any opportunity that is passed upon by such other entity will be referred to us in a timely manner or at all.

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

Financial Position

With funds available for a business combination in the amount of up to approximately $676 million, after payment of $24.2 million of deferred underwriting commissions, in each case before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our business combination with that business, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Permitted Purchases of our Securities

In the event we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the rules of the NYSE. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

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

Our sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the shareholder meeting related to our initial business combination. Our sponsor, officers, directors, advisors or any of their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

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

If we seek shareholder approval, we will complete our initial business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of our outstanding ordinary shares representing a majority of the voting power of all of our outstanding ordinary shares entitled to vote at such meeting. Our sponsor will count toward this quorum and has agreed to vote its Class B ordinary shares and any public shares purchased in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding ordinary shares voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our sponsor’s Class B ordinary shares, we would need 25,875,001, or 37.5%, of the 69,000,000 public shares sold to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our sponsor, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether it votes for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into the letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Class B ordinary shares and any public shares held by them in connection with our initial business combination.

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

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We had access to up to approximately $800,000 from the proceeds of the Initial Public Offering with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we are unable to complete our initial business combination within the completion window, subject to applicable law, (ii) in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would affect the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, or (iii) if they redeem their respective shares for cash in connection with our initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our sponsor, directors and officers have agreed to waive their redemption rights with respect to any Class B ordinary shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our sponsor, directors and officers have agreed to waive their redemption rights with respect to any Class B ordinary shares held by them if we fail to consummate our initial business combination within the completion window. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the Private Placement Warrants held in the trust account will be used to fund the redemption of our public shares, and the Private Placement Warrants will expire worthless. Furthermore, our sponsor, directors and officers have agreed not to transfer, assign or sell any Class B ordinary shares held by them until one year after the date of the consummation of our initial business combination or earlier if, subsequent to our initial business combination, (i) the last sale price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading day period commencing at least 150 days after our initial business combination or (ii) we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, the Private Placement Warrants and the Class A ordinary shares underlying such warrants will not be transferable, assignable or saleable until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors may directly or indirectly own ordinary shares and warrants following the Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.
●	Our sponsor or any of its affiliates may make additional investments in the company in connection with our initial business combination, although our sponsor and its affiliates have no obligation to do so. Apollo and its affiliates and certain of the Apollo Funds engage in the business of originating, underwriting, syndicating, acquiring and trading loans and debt securities of corporate and other borrowers, and may provide or participate in any debt financing arrangement in connection with any acquisition, financing or disposition of any target business that we may make. If our sponsor or any of its affiliates elect to make additional investments or provide financing, such proposed transactions could influence our sponsor’s motivation to complete our initial business combination.
●	Our sponsor, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period.

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

In the event that we submit our initial business combination to our public shareholders for a vote, we will complete our initial business combination only if a majority of the outstanding ordinary shares voted are voted in favor of the initial business combination. Our sponsor, directors and officers have agreed to vote any Class B ordinary shares held by them and any public shares purchased during or after the Initial Public Offering in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased after the Initial Public Offering in favor of our initial business combination.

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

Facilities

Our executive offices are located at 9 West 57th Street, 42nd Floor, New York, NY 10019, and our telephone number is (212) 515-3200. The cost for our use of this space is included in the $16,667 per month, for up to 27 months, we pay to our sponsor for office space, utilities, secretarial support and administrative services.

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

We are required to evaluate our internal control procedures beginning with this annual report as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. We have filed a Registration Statement on Form 8-A with the SEC to register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including, but not limited to, risks associated with:

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	being a company with no operating history and no revenues;
●	our ability to complete our initial business combination, including risks arising from the uncertainty resulting from the COVID-19 pandemic;

●	our public shareholders’ ability to exercise redemption rights;
●	the requirement that we complete our initial business combination within the completion window;
●	the possibility that NYSE may delist our securities from trading on its exchange;
●	being declared an investment company under the Investment Company Act;
●	complying with changing laws and regulations;
●	the performance of the prospective target business or businesses;
●	our ability to select an appropriate target business or businesses;
●	the pool of prospective target businesses available to us and the ability of our officers and directors to generate a number of potential business combination opportunities;
●	the issuance of additional Class A ordinary shares in connection with a business combination that may dilute the interest of our public shareholders;
●	the incentives to our sponsor, officers and directors to complete a business combination to avoid losing their entire investment in us if our initial business combination is not completed;
●	our success in retaining or recruiting, or changes required in, our officers or directors following our initial business combination;
●	our ability to obtain additional financing to complete our initial business combination;
●	our ability to amend the terms of warrants in a manner that may be adverse to the holders of public warrants;
●	our ability to redeem unexpired warrants prior to their exercise;
●	our public securities’ potential liquidity and trading; and
●	provisions in our amended and restated memorandum and articles of association and Cayman Islands law that may have the effect of inhibiting a takeover of us and discouraging lawsuits against our directors and officers.

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

Our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any Class B ordinary shares and any public shares held by them in favor of our initial business combination. As a result, in addition to our sponsor’s Class B ordinary shares, we would need 25,875,001, or 37.5%, of the 69,000,000 public shares sold in in the Initial Public Offering to be voted in favor of a transaction (assuming all issued and outstanding shares are voted) in order to have such initial business combination approved. We expect that our sponsor and its permitted transferees will own at least 20% of our outstanding ordinary shares at the time of any such shareholder vote. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if our sponsor and its permitted transferees agreed to vote their Class B ordinary shares in accordance with the majority of the votes cast by our public shareholders.

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

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination will be unsuccessful will increase. If our initial business combination is unsuccessful, you will not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate, or you are able to sell your shares in the open market.

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

Our amended and restated memorandum and articles of association provides that we have until 24 months from the closing of the Initial Public Offering, or 27 months from the closing of the Initial Public Offering if we have executed a letter of intent, agreement in principle or definitive agreement for our initial business combination within 24 months from the closing of the Initial Public Offering but have not completed our initial business combination within such 24-month period. On December 23, 2022, we entered into a non-binding letter of intent that set forth the preliminary terms and conditions of a potential initial business combination consistent with our investment criteria, as a result of which we now have until May 12, 2023 to complete our initial business transaction. The initial exclusivity period contemplated by the non-binding letter of intent expired and the parties are no longer actively engaged in discussions regarding the potential initial business combination. We currently believe that it is unlikely that we will be able to negotiate and complete an initial business combination before May 12, 2023.

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

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders or public warrant holders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the rules of the NYSE. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our business combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent the purchasers are subject to such reporting requirements. Please see “Item 1. Business—Permitted Purchase of our Securities” for a description of how our sponsor, directors, officers, advisors or any of their affiliates will select which shareholders to purchase securities from in any private transaction.

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

If the funds available to us outside the trust account are insufficient to allow us to operate for at least the duration of the completion window, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

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

If the funds available to us outside the trust account are insufficient to allow us to operate for at least the duration of the completion window, this limitation could impact the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to make permitted withdrawals and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, as of December 31, 2022, only $332,764 was available to us outside the trust account to fund our working capital requirements. The amount held in the trust account will not be impacted as a result of such increase or decrease. If our other sources of working capital are insufficient, we will depend on loans from our sponsor or management team or a third party to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain such loans, it could limit the amount available to fund our search for a target business and we may be unable to complete our initial business combination. We could also be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors below.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to consummate an initial business combination and instead be required to liquidate the Company. To avoid that result, we may liquidate securities held in the trust account and instead hold all funds in the trust account in cash. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would receive upon any redemption or liquidation of the Company.

On March 30, 2022, the SEC issued the proposed rules (the “SPAC Rule Proposals”) relating to, among other items, disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a SPAC to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement relating to the SPAC’s initial public offering. Such SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement relating to its initial public offering.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of the registration statement relating to its initial public offering or that has not consummated its initial business combination within 24 months after such date. We have not entered into a definitive business combination agreement within 18 months after the effective date of the registration statement relating to our Initial Public Offering, and we also have not consummated an initial business combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to consummate an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the trust account have, since our Initial Public Offering, been held only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), we may instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government securities or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

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

Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 180,000,000 Class A ordinary shares, par value $0.00025 per share, 46,000,000 Class B ordinary shares, par value $0.0000625 per share, and 1,000,000 undesignated preferred shares, par value $0.00025 per share. As of December 31, 2022, there were 111,000,000 and 28,750,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account Class A ordinary shares reserved for issuance upon exercise of outstanding warrants, or shares issuable upon conversion of Class B ordinary shares. Our Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of completion of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. As of December 31, 2022, there were no preferred shares issued and outstanding. Our Class B ordinary shares are convertible into Class A ordinary shares initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination.

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

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’ management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’ management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials (as applicable) relating to the business combination contained an actionable material misstatement or material omission.

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

Our amended and restated memorandum and articles of association requires the affirmative vote of a majority of our board of directors to approve our initial business combination, which may have the effect of delaying or preventing a business combination that our public shareholders would consider favorable.

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

Some other blank check companies have a provision in their constitutional documents which prohibits the amendment of certain of its constitutional provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated memorandum and articles of association provides that any of its provisions, including those related to pre-business combination activity (including the requirement to deposit proceeds of the Initial Public Offering and the Private Placement Warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders, as described herein), but excluding the provisions of the articles relating to the election or removal of directors and continuation of the company in a jurisdiction outside the Cayman Islands, may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. Our sponsor, who beneficially owns 20% of our ordinary shares as of the date of this annual report, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner it chooses. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which governs our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC (the “SEC Staff”) issued together a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies” (the “Staff Statement”). In the Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to warrants included in units and Private Placement Warrants may result in the classification of these financial instruments as a liability as opposed to equity. We reviewed the Staff Statement and have been accounting for the 24,200,000 warrants issued in connection with our Initial Public Offering (including the 13,800,000 public warrants sold as part of the Units in the Initial Public Offering and the 10,400,000 Private Placement Warrants) and any warrants issued to our Sponsor upon conversion of loans in accordance with the guidance contained in ASC 815-40 “Derivatives and Hedging — Contracts in Entity’s Own Equity” (ASC 815-40). Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, we classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in our statement of operations and therefore our reported earnings. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, all of our officers and certain of our directors are also employed by Apollo, which is an investment manager to various private investment funds, partnerships and accounts which may make investments in companies that we may target for our initial business combination. Our Chief Executive Officer and Chief Financial Officer also serve in those roles for Acropolis Infrastructure Acquisition Corp. (“Acropolis”), a special purpose acquisition company that completed its initial public offering in July 2021. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business. In particular, an affiliate of Apollo formed, and such affiliate, Mr. Patel and Mr. Crossen were previously engaged in, Apollo Strategic Growth Capital (“APSG I”), a special purpose acquisition company that completed its initial public offering in October 2020 and completed its initial business combination in May 2022, and are actively engaged in, Acropolis, a special purpose acquisition company that completed its initial public offering in July 2021. In addition, an affiliate of Apollo formed, and such affiliate and Mr. Crossen were previously engaged in, Spartan Energy Acquisition Corp. (“Spartan I”), a special purpose acquisition company that completed its initial public offering in August 2018 and completed its initial business combination in October 2020. An affiliate of Apollo also formed, and such affiliate and Mr. Crossen were previously engaged in, Spartan Energy Acquisition Corp. II (“Spartan II”), a special purpose acquisition company that completed its initial public offering in November 2020, and completed its initial business combination in July 2021. An affiliate of Apollo also formed, and such affiliate and Mr. Crossen were previously engaged in, Spartan Energy Acquisition Corp. III (“Spartan III”), a special purpose acquisition company that completed its initial public offering in February 2021 and completed its initial business combination in March 2022.

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

As of March 30, 2023, our sponsor owned an aggregate of 17,250,000 Class B ordinary shares. The Class B ordinary shares will be worthless if we do not complete our initial business combination. In addition, our sponsor purchased 10,400,000 Private Placement Warrants, each exercisable for one Class A ordinary share at $11.50 per share, for an aggregate purchase price of $15,600,000, or $1.50 per warrant, that will also be worthless if we do not complete a business combination. The Class B ordinary shares are identical to the Class A ordinary shares included in the Units, except that they automatically convert into our Class A ordinary shares at the time of completion of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein. However, the holders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any Class B ordinary shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following our initial business combination. This risk may become more acute as the end of the completion window nears.

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

The grant of registration rights to our sponsor may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in the Initial Public Offering, our sponsor and its permitted transferees can demand that we register the Class A ordinary shares into which Class B ordinary shares are convertible, holders of our Private Placement Warrants and their permitted transferees can demand that we register the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A ordinary shares issuable upon exercise of such warrants. Assuming the Class B ordinary shares convert on a one for one basis and no warrants are issued upon conversion of working capital loans, an aggregate of up to 17,250,000 Class A ordinary shares and up to 10,400,000 warrants are subject to registration under these agreements. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the securities owned by our sponsor, holders of our Private Placement Warrants, holders of working capital loans or their respective permitted transferees are registered.

Unlike some other similarly structured blank check companies, our sponsor will receive additional Class A ordinary shares if we issue shares to consummate our initial business combination.

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

Our sponsor will control the election and removal of our board of directors until consummation of our initial business combination and holds a substantial interest in us. As a result, it will elect all of our directors and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

As of the date of this annual report, our sponsor owned 20% of our issued and outstanding ordinary shares. In addition, the Class B ordinary shares, all of which are now held by our sponsor, (i) entitle the holders to elect all of our directors prior to our initial business combination and (ii) in respect of any vote or votes to continue the company in a jurisdiction outside the Cayman Islands (including, but not limited to, the approval of the organizational documents of the company in such other jurisdiction), which requires the approval of at least two-thirds of the votes of all ordinary shares, entitle the holders to ten votes for every Class B ordinary share. Holders of our public shares will have no right to vote on the election or removal of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least 90% of our ordinary shares voting in a general meeting. As a result, you will not have any influence over the election or removal of directors or our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination.

As a result of its substantial ownership in our company, our sponsor may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our sponsor purchases any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its influence over these actions. Accordingly, our sponsor will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

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

Prior to the announcement of our initial business combination, our Class A ordinary shares may trade on the basis of market speculation, rumors and the track record of Apollo or any of its affiliates, Apollo Funds and our management team, which may not ultimately be reflective of the value of our Class A ordinary shares.

We do not expect to respond to any market speculation or rumors regarding our pursuit of any target and do not expect to announce any potential target until we have signed a definitive agreement with it. In addition, the track record of Apollo or any of its affiliates, Apollo Funds and our management team, including the investments highlighted in our registration statement, are not necessarily indicative of the type, or performance, of any target with which we combine. Furthermore, once we announce our initial business combination, we may not immediately disclose all information that would be material to an investment decision in the target and such information remains subject to change until our shareholder meeting to approve the initial business combination or a tender offer in connection with the initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this annual report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome for us as compared to other public companies because a target business with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Information regarding performance by, or businesses associated with, Apollo, Apollo Funds, our management team, APSG I, Spartan I, Spartan II, and Spartan III is presented for informational purposes only. Past performance by Apollo, Apollo Funds, our management team, APSG I, Spartan I, Spartan II or Spartan III is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of Apollo, Apollo Funds, our management team, APSG I, Spartan I, Spartan II or Spartan III’s performance as indicative of our future performance or of an investment in the company or the returns the company will, or is likely to, generate going forward. Apollo and our officers and directors have had limited experience with blank check companies or special purpose acquisition companies in the past.

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

Item 1B.Unresolved Staff Comments.

None.

Item 2.Properties.

Our executive offices are located at 9 West 57th Street, 42nd Floor, New York, NY 10019, and our telephone number is (212) 515-3200. The cost for our use of this space is included in the $16,667 per month, for up to 27 months, we pay to our sponsor for office space, utilities, secretarial support and administrative services.

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

Holders

Although there are a larger number of beneficial owners, at March 30, 2023, there was 1 holder of record of our Units, 1 holder of record of our separately traded Class A ordinary shares and 1 holder of record of our separately traded warrants.

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

The Company incurred approximately $39,066,690 of offering costs in connection with the Initial Public Offering, including $13,800,000 of underwriting fees, $24,150,000 of deferred underwriting fees and $1,116,690 of other costs. In addition, $1,494,398 of costs were allocated to the public warrants and Private Placement Warrants and were included in the statement of operations as a component of other income/(expense). There has been no material change in the planned use of proceeds from the Initial Public Offering as described in our final prospectus dated February 11, 2021, which was filed with the SEC.

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

Non-Binding Letter of Intent

As previously disclosed, on December 23, 2022, we entered into a non-binding letter of intent that set forth the preliminary terms and conditions of a potential initial business combination consistent with our investment criteria, as a result of which we now have until May 12, 2023 to complete our initial business combination. The initial exclusivity period contemplated by the non-binding letter of intent expired and the parties are no longer actively engaged in discussions regarding the potential initial business combination. We currently believe that it is unlikely that we will be able to negotiate and complete an initial business combination before May 12, 2023.

Preliminary Proxy Statement

On March 27, 2023, we filed a preliminary proxy statement relating to certain potential amendments to our amended and restated memorandum and articles of association.

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

For the year ended December 31, 2022, we had net income of $25,699,597, which consists of a gain in fair value of the derivative warrant liabilities of $19,633,469 and investment income earned on investments held in the trust account of $10,135,232, offset by operating costs of $4,041,905 and interest expense of $27,199.

For the year ended December 31, 2021, we had net income of $11,227,329, which consists of a gain in fair value of the derivative warrant liabilities of $18,890,991 and investment income earned on investments held in the trust account of $68,886, offset by operating costs of $6,236,021, warrant-related expenses of $1,494,398 and interest expense of $2,129.

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

On March 1, 2021, our sponsor executed a promissory note (the “March Note”) with a principal amount of $1,500,000. The March Note bears interest at a rate of 0.11% per annum and is payable on the earlier of an initial business combination or the liquidation of the Company. On March 1, 2021, the Company borrowed $1,500,000 pursuant to the March Note and $1,500,000 remained outstanding as of December 31, 2022. Up to $1,500,000 of the March Note may be convertible into warrants identical to the Private Placement Warrants at a price of $1.50 per warrant at the option of the lender.

On September 14, 2021, our sponsor executed a promissory note (the “September Note”) with a principal amount of $1,500,000. The September Note bears interest at a rate of 0.17% per annum and is payable on the earlier of an initial business combination or the liquidation of the Company. On September 14, 2021, the Company borrowed $1,500,000 pursuant to the September Note and $1,500,000 remained outstanding as of December 31, 2022.

On May 9, 2022, our sponsor executed a promissory note (the “May Note”) with a principal amount of $1,000,000. The May Note bears interest at a rate of 1.40% per annum and is payable on the earlier of an initial business combination or the liquidation of the Company. On May 9, 2022, the Company borrowed $1,000,000 pursuant to the May Note and $1,000,000 remained outstanding as of December 31, 2022.

On June 8, 2022, our sponsor executed a promissory note (the “June Note”) with a principal amount of $1,000,000. The June Note bears interest at a rate of 1.68% per annum and is payable on the earlier of an initial business combination or the liquidation of the Company. On June 8, 2022, the Company borrowed $1,000,000 pursuant to the June Note and $1,000,000 remained outstanding as of December 31, 2022.

As of December 31, 2022 and 2021, we had marketable securities held in the trust account of $700,204,118 (including approximately $10,135,232 of interest income) and $690,068,886 (including approximately $68,886 of interest income), respectively, consisting of U.S. Treasury Bills with a maturity of 180 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2022, we withdrew $0 of interest earned on the trust account.

For the year ended December 31, 2022, cash used in operating activities was $2,871,753. Net income of $25,699,597 was affected by a gain in fair value of derivative liabilities of $19,633,469, investment income earned on investments held in the trust account of $10,135,232, and changes in operating assets and liabilities, which provided $1,197,351 of cash from operating activities.

For the year ended December 31, 2021, cash used in operating activities was $2,072,274. Net income of $11,227,329 was affected by a gain in fair value of derivative liabilities of $18,890,991, the excess fair value of the derivative warrants over the proceeds received of $4,680,000, investment income earned on investments held in the trust account of $68,886, and changes in operating assets and liabilities, which provided $4,165,876 of cash from operating activities. In addition, costs of $1,494,398 were allocated to the public warrants and Private Placement Warrants and were included in the statements of operations as a component of other income/(expense).

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

As of December 31, 2022 and 2021, we had cash of $332,764 and $1,204,517, respectively, held outside the trust account. We intend to use the funds held outside the trust account primarily identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, our sponsor or its affiliates may, but are not obligated to, loan us funds, as may be required. If we complete an initial business combination, we will repay such loaned amounts. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts, but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants identical to the Private Placement Warrants at a price of $1.50 per warrant at the option of the lender.

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

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the trust account, have been invested in U.S. government obligations with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.Financial Statements and Supplementary Data

This information appears following Item 15 of this annual report and is included herein by reference.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this annual report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial and accounting officer (our “Certifying Officers”) evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Certifying Officers concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria specified in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

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

Item 9B.Other Information.

None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Position
Sanjay Patel	62	Chief Executive Officer and Director
James Crossen	49	Chief Financial Officer and Chief Accounting Officer
Scott Kleinman	50	Executive Chairman of Board of Directors
Angela Sun	48	Director
Melvin Parker	55	Director
Nathaniel Lipman	58	Director

Sanjay Patel -  Mr. Patel serves as our Chief Executive Officer and Director. Mr. Patel is Partner and Vice-Chair, Apollo Capital Solutions at Apollo. He is currently a member of Apollo’s Business Committee and was formerly Chairman International of Private Equity, Head of Europe and Managing Partner of Apollo European Principal Finance. He is currently a Director of Tegra Apparel and Chief Executive Officer and a Director of Acropolis. He previously also served as Chief Executive Officer and Director of APSG I. Mr. Patel joined Apollo in 2010 as Head of International Private Equity. Prior to Apollo, Mr. Patel was a partner at Goldman, Sachs & Co., where he was co-head of European and Indian Private Equity for the Principal Investment Area (PIA), a member of the Goldman Sachs Partnership Committee and a member of the Investment Committee of the Goldman Sachs Foundation. Prior thereto, he was President of Greenwich Street Capital. Mr. Patel received his AB and SM engineering degrees, magna cum laude, from Harvard College and received his MBA degree from the Stanford Graduate School of Business, where he was an Arjay Miller Scholar. He was educated at Eton College in the UK, where he was a King’s Scholar. We believe Mr. Patel’s extensive financial background and expertise in investing in public and private companies makes him well qualified to serve on our board of directors.

James Crossen -Mr. Crossen serves as our Chief Financial Officer and Chief Accounting Officer. Mr. Crossen also serves as the Chief Financial Officer and Chief Accounting Officer of Acropolis. He was previously the Chief Financial Officer and Chief Accounting Officer of APSG I, Spartan I, Spartan II and Spartan III. Mr. Crossen also serves as Chief Financial Officer for Private Equity, Real Assets and Insurance at Apollo, after having joined in 2010. Prior to that time, Mr. Crossen was a Controller at Roundtable Investment Partners LLC. Prior thereto, Mr. Crossen was a Controller at Fortress Investment Group. Prior to that time, Mr. Crossen was a member of the Funds Management and Tax Group at JP Morgan Partners LLC. Mr. Crossen is a Certified Public Accountant in New York. Mr. Crossen received his B.A. from the University of Connecticut.

Scott Kleinman - Mr. Kleinman serves as our Executive Chairman of the Board of Directors and Director. Mr. Kleinman is Co-President of Apollo Asset Management, Inc. (“AAM”), sharing responsibility for all of AAM’s revenue-generating and investing business across its integrated alternative investment platform. Mr. Kleinman, who focuses on AAM’s equity and opportunistic businesses, joined Apollo in 1996, and in 2009 he was named Lead Partner for Private Equity. Mr. Kleinman currently serves on the board of directors of Apollo Global Management, Inc., AAM, Athene Holding Ltd. and Athora Holding Ltd. Mr. Kleinman previously served on the board of directors of APSG I, Momentive Performance Materials, Hexion and Constellis Group. Prior to joining Apollo, Mr. Kleinman was a member of the Investment Banking division at Smith Barney Inc. Mr. Kleinman received a B.A. and B.S. from the University of Pennsylvania and the Wharton School of Business, respectively, graduating magna cum laude, Phi Beta Kappa. In 2014, Mr. Kleinman founded the Kleinman Center for Energy Policy at the University of Pennsylvania. We believe Mr. Kleinman’s extensive background in finance and business makes him well qualified to serve on our board of directors.

Angela Sun -  Ms. Sun serves as a director on our board of directors. Ms. Sun was Chief Operating Officer and Partner at Alpha Edison, a venture capital firm from 2019 until 2021. Prior to that, she spent ten years at Bloomberg LP, serving as Global Head of Strategy and Corporate Development and as Chief-of-Staff to Bloomberg’s CEO. In her positions at Bloomberg, Ms. Sun led the company’s largest transformation effort, M&A, commercial partnerships, strategic planning, and new business developments across the media, financial products, enterprise and data businesses. Prior to joining Bloomberg LP, Ms. Sun was a Senior Policy Advisor in the Bloomberg Administration, where she oversaw a citywide portfolio of economic development agencies and led urban planning and real estate projects. Ms. Sun has also held various positions at the management consultancy McKinsey & Company, at the investment bank J.P. Morgan, and at the Henry L. Stimson Center, a non-partisan international security and defense analysis think tank. Ms. Sun graduated summa cum laude from Harvard College and holds a J.D. from Harvard Law School. Ms. Sun currently serves on the Board of Directors of The Western Union Company (NYSE:WU), Cushman & Wakefield (NYSE:CWK), Maxim Crane Works, L.P. and on a number of non-profit organizations in various capacities. We believe Ms. Sun’s leadership, transformation and growth expertise makes her well qualified to be a member of our board of directors.

Melvin Parker -  Mr. Parker serves as a director on our board of directors. Since December 2017, Mr. Parker has served as President and Chief Executive Officer of Take The Limits Off, LLC, a leadership development, executive coaching and business consulting firm. Mr. Parker has served as Managing Director for North America for Aggreko plc, the leading global provider of modular, mobile power and adjacent product solutions and as Senior Vice President and General Manager for Residential and Commercial Energy Solutions at Enphase Energy, Inc., a global energy technology company. Mr. Parker previously served as President of North America for the Brink’s Company, a major provider of armored transportation services in North America. Before joining Brink’s in 2012, Mr. Parker served as Vice President and General Manager of the North America Consumer and Small Business Division at Dell, Inc. From 1994 until 2009, he held numerous senior leadership roles at multiple Fortune 500 Companies, including PepsiCo., Corporate Express (Staples) and Newell Rubbermaid. Mr. Parker is a decorated combat veteran and graduate of the U.S. Army Ranger and Airborne School. He served with distinction in the 82nd Airborne Division at Fort Bragg, N.C. He currently serves as an independent director for Vectrus (NYSE/VEC) and COINSTAR. Mr. Parker received a Bachelor’s degree in Computer Science from the U.S. Military Academy at West Point. We believe Mr. Parker’s extensive background in business, strategy, operations, technology and leadership management as a senior executive at a number of public companies in multiple growth industries makes him well qualified to be a member of our board of directors.

Nathaniel J. Lipman - Mr. Lipman serves as a director on our board of directors. Mr. Lipman served as Executive Chairman of CX Loyalty Holdings, Inc. (FKA Affinion Group Holdings, Inc.) from 2012 until November 2015, when he stepped down from that position, but continues to be actively involved as a Senior Advisor to the CEO. Prior to being named Executive Chairman, Mr. Lipman was named President and Chief Executive Officer in October 2005, when CX Loyalty was formed through the purchase of assets from Cendant Corporation by a coalition of certain selected management from the Cendant Marketing Services Division and Apollo Management L.P. Mr. Lipman joined Cendant in June 1999 as Senior Vice President, Corporate Development and Strategic Planning. After a series of increasing responsibilities in business development and marketing, he was named President and CEO of Cendant’s domestic membership business, Trilegiant, in 2002 and named President and CEO of the Cendant Marketing Services Division in April 2004. Mr. Lipman is also a member of the Board of Directors of Trusted Media Brands, Inc. and also serves on the Oversight and Audit Committees and chairs the Conflicts Committee of Apollo Aligned Alternatives, L.P. Previously, Mr. Lipman also served as a member of the Board of Directors of Diamond Resorts International, Inc. and Redbox Automated Holdings, LLC, Evertec, Inc., Exela Technologies, Inc., Walker Digital Holdings, LLC, RDA Holdings, Inc., Novitex Enterprises, Inc., Netmarket Group, Inc., Walker Innovation, Inc., and a Special Advisor to the Chairman of the Upside Travel Group, LLC where he was a Founding Member of the Board of Managers. Mr. Lipman also served as a Senior Advisor to FTD, LLC where he was Chairman of the Board of Directors as well as the Audit Committee and as an Observer to the Board of Directors of PLBY Group, Inc. Mr. Lipman received his B.A. from UC Berkeley in 1986 and his Juris Doctorate from UCLA in 1989. We believe Mr. Lipman’s extensive background in finance and business makes him well qualified to be a member of our board of directors.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Sanjay Patel and Scott Kleinman, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Angela Sun and Melvin Parker, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of Nathaniel Lipman, will expire at the third annual meeting of shareholders. We may not hold an annual meeting of shareholders until after we consummate our initial business combination.

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

Audit Committee

Angela Sun, Melvin Parker and Nathaniel Lipman serve as members of our audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Angela Sun, Melvin Parker and Nathaniel Lipman are independent.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the year ended December 31, 2022 there were no delinquent filers.

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

Item 11.Executive Compensation.

On June 8, 2022, our compensation committee recommended, and our board of directors (through a special committee consisting of Scott Kleinman and Sanjay Patel) approved, changes in our compensation policy and arrangements for each of Mr. Lipman, Mr. Parker and Ms. Sun. Effective June 8, 2022, each of our independent directors, Mr. Lipman, Mr. Parker and Ms. Sun received for his or her respective service on the board of directors a one-time cash payment in the amount of $250,000, prorated should he or she not continue to serve on the board of directors during the entire period under consideration. None of our officers or other directors has received any cash compensation for services rendered to us.

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

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

	Class A ordinary shares		Class B ordinary shares
	Number of		Number of		Approximate
	Shares	Approximate	Shares	Approximate	Percentage of
	Beneficially	Percentage of	Beneficially	Percentage of	Ordinary
Name and Address of Beneficial Owner(1)	Owned	Class	Owned	Class	Shares
APSG Sponsor II, L.P. (our sponsor)(2)(3)	—	—	17,250,000	100%	20.00%
Citadel Advisors LLC(4)	4,070,400	5.90%	—	—	4.72%
Marshall Wace LLP(5)	3,797,333	5.50%	—	—	4.40%
Sanjay Patel	—	—	—	—	—
James Crossen	—	—	—	—	—
Scott Kleinman	—	—	—	—	—
Angela Sun	—	—	—	—	—
Melvin Parker	—	—	—	—	—
Nathaniel Lipman	—	—	—	—	—
All directors and executive officers as a group (6 Individuals)	—	—	—	—	—
*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 9 West 57th Street, 42nd Floor, New York, NY 10019.
(2)

Consist solely of Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of completion of our initial business combination on a one-for-one basis, subject to adjustment.

(3)

Our sponsor is a Cayman Island exempted limited partnership managed by affiliates of Apollo Global Management, Inc. AP Caps II Holdings GP, LLC (“Holdings GP”) is the general partner of our sponsor. Apollo Principal Holdings III, L.P. (“Principal III”) is the sole member of Holdings GP. Apollo Principal Holdings III GP, Ltd. (“Principal III GP”) serves as the general partner of Principal III. Messrs. Marc Rowan, Scott Kleinman and James Zelter are the directors of Principal III GP and as such may be deemed to have voting and dispositive control of the ordinary shares held of record by our sponsor. The address of our sponsor, Holdings GP, Principal III and Principal III GP is c/o Walkers Corporate Limited; 190 Elgin Avenue, George Town, Grand Cayman KY1-9001, Cayman Islands. The address of each of Messrs. Rowan, Kleinman and Zelter is 9 West 57th Street, 42nd Floor, New York, New York 10019.

(4)

Based solely upon the Schedule 13G/A filed with the SEC on February 14, 2023 by Citadel Advisors LLC, Citadel Advisors Holdings LP, Citadel GP LLC, Citadel Securities LLC, Citadel Securities Group LP, Citadel Securities GP LLC and Mr. Kenneth Griffin, each of whom share voting and dispositive power with respect to the reported shares shown above. The business address of such parties is Southeast Financial Center, 200 S. Biscayne Blvd., Suite 3300, Miami, Florida 33131.

(5)

Based solely upon the Schedule 13G filed with the SEC on February 14, 2023 by Marshall Wace LLP. The business address of Marshall Wace LLP is George House, 131 Sloane Street, London, SW1X 9AT, United Kingdom.

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

Item 13.Certain Relationships and Related Transactions, and Director Independence.

As of March 30, 2023, our sponsor owned an aggregate of 17,250,000 Class B ordinary shares. In January 2021, each of our three independent directors purchased 25,000 founder shares from our sponsor. In February 2021, we subdivided our authorized and outstanding founder shares and our sponsor surrendered 8,550,000 founder shares to continue to hold 14,300,000 founder shares while each of our independent directors surrendered 25,000 founder shares to continue to hold 25,000 founder shares. In February 2021, we also subdivided our authorized and outstanding founder shares and our sponsor surrendered 11,425,000 founder shares to continue to hold 17,175,000 founder shares while each of our independent directors surrendered 25,000 founder shares to continue to hold 25,000 shares. In June 2022, our sponsor purchased an aggregate of 75,000 founder shares from our independent directors. The Class B ordinary shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

On May 9, 2022, our sponsor executed the May Note with a principal amount of $1,000,000. The May Note bears interest at a rate of 1.40% per annum and is payable on the earlier of an initial business combination or the liquidation of the Company. On May 9, 2022, the Company borrowed $1,000,000 pursuant to the May Note.

On June 8, 2022, our sponsor executed the June Note with a principal amount of $1,000,000. The June Note bears interest at a rate of 1.68% per annum and is payable on the earlier of an initial business combination or the liquidation of the Company. On June 8, 2022, the Company borrowed $1,000,000 pursuant to the June Note.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by Withum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2022 and 2021 totaled $123,500 and $133,900, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for audit related fees for the years ended December 31, 2022 or 2021.

Tax Fees. We did not pay Withum for tax fees for the years ended December 31, 2022 or 2021.

All Other Fees. We did not pay Withum for other services for the years ended December 31, 2022 or 2021.

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

4.5	Description of Securities of the Company (incorporated by reference to Exhibit 4.5 to the Company’s annual report on Form 10-K filed with the SEC on March 17, 2022).
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

10.14

Promissory Note, dated May 9, 2022, by and between the Company as the maker and APSG Sponsor II, L.P. as the payee (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q filed with the SEC on May 13, 2022).

10.15

Promissory Note, dated June 8, 2022, by and between the Company as the maker and APSG Sponsor II, L.P. as the payee (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q filed with the SEC on August 5, 2022).

10.16

Engagement Letter, dated June 8, 2022, between the Company and Nathaniel Lipman (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q filed with the SEC on August 5, 2022).

10.17

Engagement Letter, dated June 8, 2022, between the Company and Melvin Parker (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q filed with the SEC on August 5, 2022).

10.18

Engagement Letter, dated June 8, 2022, between the Company and Angela Sun (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q filed with the SEC on August 5, 2022).

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

Item 16.Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 30th day of March, 2023.

APOLLO STRATEGIC GROWTH CAPITAL II

By:	/s/ James Crossen
Name: James Crossen
Title: Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Position	Date

/s/ Sanjay Patel	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2023
Sanjay Patel

/s/ James Crossen	Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)	March 30, 2023
James Crossen

/s/ Scott Kleinman	Director	March 30, 2023
Scott Kleinman

/s/ Angela Sun	Director	March 30, 2023
Angela Sun

/s/ Melvin Parker	Director	March 30, 2023
Melvin Parker

/s/ Nathaniel Lipman	Director	March 30, 2023
Nathaniel Lipman

APOLLO STRATEGIC GROWTH CAPITAL II

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Apollo Strategic Growth Capital II:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Apollo Strategic Growth Capital II (the “Company”) as of December 31, 2022, and 2021, the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by May 12, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity concerns, date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

We have served as the Company’s auditor since 2020.

New York, New York

March 30, 2023

PCAOB ID Number 100

APOLLO STRATEGIC GROWTH CAPITAL II

(formerly known as APH I (Sub I), Ltd.)

BALANCE SHEETS

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$332,764	$1,204,517
Prepaid expenses	93,094	812,252
Total current assets	425,858	2,016,769
Investments held in Trust Account	700,204,118	690,068,886
Other assets	—	93,094
Total assets	$700,629,976	$692,178,749
LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$5,226,608	$4,841,509
Notes payable - Sponsor	5,000,000	3,000,000
Total current liabilities	10,226,608	7,841,509
Derivative warrant liability	3,388,000	23,021,469
Deferred underwriting compensation	24,150,000	24,150,000
Total liabilities	37,764,608	55,012,978
Commitments and contingencies (Note 6)
Temporary equity:
Class A ordinary shares subject to possible redemption (69,000,000 shares at $10.15 per share redemption value as of December 31, 2022 and $10.00 per share redemption value as of December 31, 2021)	700,104,117	690,000,000
Shareholders’ deficit:
Preferred shares, $0.00025 par value; 1,000,000 shares authorized, none issued and outstanding as of December 31, 2022 and 2021	—	—
Class A ordinary shares, $0.00025 par value; 180,000,000 shares authorized, none issued and outstanding (excluding 69,000,000 shares subject to possible redemption) as of December 31, 2022 and 2021	—	—
Class B ordinary shares, $0.0000625 par value; 46,000,000 shares authorized, 17,250,000 shares issued and outstanding as of December 31, 2022 and 2021	1,078	1,078
Additional paid-in capital	—	—
Accumulated deficit	(37,239,827)	(52,835,307)
Total shareholders’ deficit	(37,238,749)	(52,834,229)
Total liabilities, temporary equity and shareholders’ deficit	$700,629,976	$692,178,749

See accompanying notes to financial statements.

APOLLO STRATEGIC GROWTH CAPITAL II

(formerly known as APH I (Sub I), Ltd.)

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2022	2021
REVENUE	$—	$—

EXPENSES
Administrative fee - related party	200,004	176,789
General and administrative	3,841,901	6,059,232
TOTAL EXPENSES	4,041,905	6,236,021

OTHER INCOME (EXPENSES)
Investment income earned on investment held in Trust Account	10,135,232	68,886
Interest expense	(27,199)	(2,129)
Transaction costs allocable to warrant liability	—	(1,494,398)
Change in fair value of derivative warrant liabilities	19,633,469	18,890,991
TOTAL OTHER INCOME (EXPENSES) - NET	29,741,502	17,463,350

Net income	$25,699,597	$11,227,329
Weighted average number of Class A ordinary shares outstanding, basic and diluted	69,000,000	61,038,462
Basic and diluted net income per Class A ordinary share	$0.30	$0.14
Weighted average number of Class B ordinary shares outstanding, basic and diluted	17,250,000	17,250,000
Basic and diluted net income per Class B ordinary share	$0.30	$0.14

See accompanying notes to financial statements.

APOLLO STRATEGIC GROWTH CAPITAL II

(formerly known as APH I (Sub I), Ltd.)

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class B Ordinary		Additional
	Shares		Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2021	17,250,000	$1,078	$32,529	$(31,903)	$1,704
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	(32,529)	(64,030,733)	(64,063,262)
Net income	—	—	—	11,227,329	11,227,329
Balance as of December 31, 2021	17,250,000	$1,078	$—	$(52,835,307)	$(52,834,229)

Remeasurement adjustment of Class A ordinary shares to redemption value	—	—	—	(10,104,117)	(10,104,117)
Net income	—	—	—	25,699,597	25,699,597
Balance as of December 31, 2022	17,250,000	$1,078	$—	$(37,239,827)	$(37,238,749)

See accompanying notes to financial statements.

APOLLO STRATEGIC GROWTH CAPITAL II

(formerly known as APH I (Sub I), Ltd.)

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2022	2021
Cash Flows From Operating Activities:
Net income	$25,699,597	$11,227,329
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investment held in Trust Account	(10,135,232)	(68,886)
Change in fair value of derivative warrant liabilities	(19,633,469)	(18,890,991)
Transaction costs allocable to warrant liability	—	1,494,398
Changes in operating assets and liabilities:
Prepaid expenses	719,158	(810,548)
Other assets	93,094	(93,094)
Accounts payable and accrued expenses	385,099	5,069,518
Net Cash used in Operating Activities	(2,871,753)	(2,072,274)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	—	(690,000,000)
Net Cash used in Investing Activities	—	(690,000,000)

Cash Flows From Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	—	674,903,096
Proceeds from sale of Private Placement Warrants	—	15,600,000
Proceeds from Sponsor note	2,000,000	3,000,000
Repayment of advances from Sponsor	—	(226,305)
Net Cash provided by Financing Activities	2,000,000	693,276,791

Net change in cash	(871,753)	1,204,517
Cash at beginning of period	1,204,517	—
Cash at end of period	$332,764	$1,204,517

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commission charged to temporary equity in connection with the Public Offering	$—	$24,150,000
Deferred offering costs paid by related party	$—	$626,009
Operating costs paid by related party	$—	$1,704

See accompanying notes to financial statements.

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

At December 31, 2022, the Company had not commenced any operations. All activity for the period from October 10, 2008 through December 31, 2022, relates to the Company’s formation and the initial public offering (the “Public Offering”) described below and search for a target company. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the net proceeds derived from the Public Offering.

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

The Sponsor purchased an aggregate of 10,400,000 warrants (the “Private Placement Warrants” and together with the Public Warrants (as defined below) the “Warrants”) at a purchase price of $1.50 per warrant, or approximately $15,600,000 in the aggregate, in a private placement simultaneously with the closing of the Public Offering (the “Private Placement”).

The transaction costs amounted to $39,066,690 consisting of $13,800,000 of underwriting fees, $24,150,000 of deferred underwriting fees payable (which are held in the Trust Account with Continental Stock Transfer and Trust Company acting as trustee) and $1,116,690 of Public Offering costs that were charged to temporary equity upon completion of the Public Offering. In addition, $1,494,398 was allocated to the Public Warrants and Private Placement Warrants and were included in the statements of operations as a component of other income/(expenses). Cash of $332,764 was held outside of the Trust Account on December 31, 2022, and is available for working capital purposes. As described in Note 6, the $24,150,000 deferred underwriting fee payable is contingent upon the consummation of an Initial Business Combination . In the fourth quarter of 2022, the Company entered into a non-binding letter of intent that set forth the preliminary terms and conditions of a potential initial business combination consistent with the Company’s investment criteria, as a result of which the Company now has until May 12, 2023, to complete its Initial Business Combination (the “Completion Window”). The initial exclusivity period contemplated by the non-binding letter of intent expired and the parties are no longer actively engaged in discussions regarding the potential initial business combination.

Trust Account

The proceeds held in the Trust Account are invested only in U.S. government securities with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations, as determined by the Company. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. At December 31, 2022 and 2021, the proceeds of the Public Offering of $700,204,118 and $690,068,886 were held in U.S. government securities, respectively, as specified above.

The Company’s fourth amended and restated memorandum and articles of association provides that, other than the withdrawal of interest to pay the Company’s tax obligations (the “Permitted Withdrawals”), and up to $100,000 of interest to pay dissolution expenses none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any Public Shares sold in the Public Offering that have been properly tendered in connection with a shareholder vote to amend the Company’s fourth amended and restated memorandum and articles of association to affect the substance or timing of its obligation to redeem 100% of such Public Shares if it has not consummated an Initial Business Combination within the Completion Window; or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within the Completion Window. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

Going Concern Considerations, Liquidity and Capital Resources

As of December 31, 2022, the Company does not have sufficient liquidity to meet its future obligations. As of December 31, 2022, the Company had a working capital deficit of approximately $9.8 million, current liabilities of approximately $10.2 million and cash of $332,764. The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an Initial Business Combination, the mandatory liquidation and subsequent dissolution along with the liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until a potential business combination or up to the mandatory liquidation as stipulated in the Company’s amended and restated memorandum and articles of association. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the“SEC”).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company had cash of $332,764 and $1,204,517, respectively. The Company had no cash equivalents as of December 31, 2022 and 2021.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Deposit Insurance Corporation coverage of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of cash and money market funds, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in net gain from investment income held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs Associated with a Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $1,116,690 consist principally of costs incurred in connection with formation and preparation for the Public Offering. These costs, together with the underwriter discount of $37,950,000, were charged to temporary equity upon completion of the Public Offering. Of these costs, amounts allocated to the Public Warrants and Private Placement Warrants totaling $1,494,398 were included in the statements of operations as a component of other income (expenses).

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021,

69,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

Effective with the closing of the Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At December 31, 2022 and 2021, the Class A ordinary shares reflected in the balance sheets are reconciled in the following table:

Gross proceeds	$690,000,000
Less:
Proceeds allocated to Public Warrants	(26,312,460)
Class A ordinary shares issuance costs	(37,750,802)
Plus:
Accretion of carrying value to redemption value	64,063,262
Class A ordinary shares subject to possible redemption – December 31, 2021	690,000,000
Remeasurement adjustment of Class A ordinary shares to redemption value	10,104,117
Class A ordinary shares subject to possible redemption – December 31, 2022	$700,104,117

Income Taxes

ASC 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted income per share does not consider the effect of the Warrants issued in connection with the (i) Public Offering, and (ii) the Private Placement since the exercise of the Warrants is contingent upon the occurrence of future events. As of December 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,		For the Year Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$20,559,678	$5,139,919	$8,753,511	$2,473,818
Denominator:
Basic and diluted weighted average shares outstanding	69,000,000	17,250,000	61,038,462	17,250,000
Basic and diluted net income per ordinary share	$0.30	$0.30	$0.14	$0.14

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging.” The Company’s derivative instruments are recorded at fair value as of the Public Offering (February 12, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Warrants are a derivative instrument. As the Warrants meet the definition of a derivative, the Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the statements of operations in the period of change.

Warrant Instruments

The Company accounts for the Warrants issued in connection with the Public Offering and Private Placement in accordance with the guidance contained in ASC 815, “Derivatives and Hedging,” whereby under that provision the Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the Warrants as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Warrants are exercised or expire, and any changes in fair value will be recognized in the Company’s statements of operations. Upon consummation of the Public Offering, the fair value of Warrants were estimated using a Monte Carlo simulation for the Public Warrants and a modified Black-Scholes model for the Private Placement Warrants. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which the Warrants can be settled. Such Warrant classification is also subject to re-evaluation at each reporting period. As of December 31, 2022 and 2021, the Public Warrants were valued using the publicly available price for the Warrants and are classified as Level 1 on the fair value hierarchy. As of December 31, 2022, the Private Placement Warrants were valued as of each relevant reporting date using the Public Warrant quoted market price and are classified as Level 2 on the fair value hierarchy. As of December 31, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants and the Private Placement Warrants were classified as Level 3 on the fair value hierarchy.

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

As of December 31, 2022 and 2021, the carrying values of cash, prepaid expenses, deferred offering costs, accounts payable and accrued offering costs, and notes payable approximate their fair values primarily due to the short-term nature of the instruments, except for the derivative warrant liability (see Note 9). The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that comprise only U.S. treasury securities and are recognized at fair value.

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

In January 2020, 25,000 Founder Shares were purchased by each of the Company’s three independent directors at a purchase price of $0.002174 per share. The independent directors paid $163.05 in the aggregate for 75,000 shares. On February 3, 2021, the Sponsor surrendered 8,550,000 Founder Shares to continue to hold 14,300,000 Founder Shares and each of the Company’s independent directors surrendered 25,000 Founder Shares to continue to hold 25,000 Founder Shares. On February 12, 2021, the Company also subdivided its authorized and outstanding Founder Shares and the Sponsor surrendered 11,425,000 Founder Shares to continue to hold 17,175,000 Founder Shares while each of the Company’s independent directors surrendered 25,000 Founder Shares to continue to hold 25,000 shares.

In June 2022, each of the Company’s three independent directors sold 25,000 Founder Shares to the Sponsor at a purchase price of $0.002174 per share. The Sponsor paid $163.05 in the aggregate for 75,000 shares. As a result, the Sponsor currently holds 17,250,000 shares while the Company’s independent directors no longer hold any Founder Shares.

Related Party Loans

On December 28, 2020, the Sponsor agreed to loan the Company an aggregate of up to $750,000 to cover expenses related to the Public Offering pursuant to an unsecured promissory note (the “Promissory Note”). This Promissory Note bore interest at a rate of 0.15% per annum and was payable on September 30, 2021. The Company did not borrow on the Promissory Note and the Promissory Note expired upon the closing of the Public Offering on February 12, 2021.

On March 1, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,500,000 to cover expenses related to the Public Offering pursuant to an unsecured promissory note (the “March Note”). The March Note bears interest at a rate of 0.11% per annum and is payable on the date of an Initial Business Combination or the liquidation of the Company. As of December 31, 2022 and 2021, the outstanding balance under the March Note was $1,500,000. Up to $1,500,000 of the March Note may be convertible into warrants identical to the Private Placement Warrants at a price of $1.50 per warrant at the option of the Sponsor.

On September 14, 2021, the Sponsor executed an unsecured promissory note (the “September Note”) to loan the Company an aggregate principal amount of $1,500,000. The September Note bears interest at a rate of 0.17% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of December 31, 2022 and 2021, the outstanding balance on the September Note was $1,500,000.

On May 9, 2022, the Sponsor executed an unsecured promissory note (the “May Note”) to loan the Company an aggregate principal amount of $1,000,000. The May Note bears interest at a rate of 1.40% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of December 31, 2022, the outstanding balance on the May Note was $1,000,000.

On June 8, 2022, the Sponsor executed an unsecured promissory note (the “June Note”) to loan the Company an aggregate principal amount of $1,000,000. The June Note bears interest at a rate of 1.68% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of December 31, 2022, the outstanding balance on the June Note was $1,000,000.

Working Capital Loans

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of the funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants. The Company did not have any outstanding balance on the Working Capital Loans as of December 31, 2022 and 2021.

Advances from Related Parties

Affiliates of the Sponsor (the “Related Parties”) paid certain administrative expenses and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. From time to time, the Related Parties pay operating costs and other expenses on behalf of the Company. During the year ended December 31, 2022 and 2021, the Related Parties paid $0 and $249,995 of offering costs and other expenses on behalf of the Company, respectively. As of December 31, 2022 and 2021, there were no amounts due to the Related Parties.

Administrative Service Fee

Commencing on the date the Units were first listed on the NYSE, the Company entered into an agreement with the Sponsor and has agreed to pay the Sponsor a total of $16,667 per month for office space, utilities and secretarial and administrative support for up to 27 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended December 31, 2022 and 2021, the Company recorded $200,004 and $176,789 pursuant to this agreement, respectively.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

Upon the closing of the Public Offering and the full over-allotment, the underwriters were entitled to an underwriting discount of $0.20 per unit, or $13,800,000, after the underwriters’ exercised their over-allotment option in full, which was paid in the aggregate upon the closing of the Public Offering. In addition, the underwriters are entitled to an underwriting discount of $0.35 per unit, or $24,150,000 in the aggregate, for deferred underwriting commissions. The deferred fee becomes payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement for the offering.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.00025 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no preferred shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 180,000,000 Class A ordinary shares and 46,000,000 Class B ordinary shares. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share. As of December 31, 2022 and 2021, there were 69,000,000 Class A ordinary shares subject to possible redemption that were classified as temporary equity in the accompanying balance sheets.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of completion of the Initial Business Combination on a one-for-one basis, subject to adjustment for share splits, dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Public Offering and related to the closing of the Initial Business Combination, the ratio at which Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination). As of December 31, 2022 and 2021, there were 17,250,000 Class B ordinary shares issued and outstanding.

NOTE 8 — WARRANTS

Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an Initial Business Combination or (b) 12 months from the closing of the Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than fifteen (15) business days after the closing of an Initial Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if the Company’s Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under the Securities Act, the Company, at its option, may require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement. The Public Warrants will expire five years after the completion of an Initial Business Combination or earlier upon the Company’s redemption or liquidation.

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by our sponsor or its permitted transferees. If the Private Placement Warrants are held by someone other than our sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	if, and only if, the last reported closing price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
●	if, and only if, there is a current registration statement in effect with respect to the Class A ordinary shares underlying such warrants at the time of redemption and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day trading period referred to above.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of the Class A ordinary shares issuable upon exercise of the Warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. However, the Warrants will not be adjusted for issuance of Class A ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Warrants. If the Company is unable to complete an Initial Business Combination within the Completion Window and the Company liquidates the funds held in the Trust Account, holders of Warrants will not receive any of such funds with respect to their Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such Warrants. Accordingly, the Warrants may expire worthless.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Public Offering. Accordingly, the Company classifies each Warrant as a liability at its fair value and the Warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined by the Monte Carlo simulation up until separation for the Public Warrants (subsequent to separation, the Public Warrants are valued using the publicly available trading price). The Private Placement Warrants are valued using the Public Warrant quoted market price. This liability is subject to re-measurement at each balance sheet date. As of December 31, 2021, the Private Placement Warrants were valued using a modified Black-Scholes model.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$700,204,118	$690,068,886
Liabilities:
Warrant Liability – Private Placement Warrants	2	$1,456,000	$—
Warrant Liability – Private Placement Warrants	3	$—	$9,911,469
Warrant Liability – Public Warrants	1	$1,932,000	$13,110,000

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative warrants in the statements of operations.

Upon consummation of the Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. At the initial measurement date, the Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

As of December 31, 2022 and 2021, the Public Warrants were valued using the publicly available price for the Warrants and are classified as Level 1 on the fair value hierarchy. At December 31, 2021, the Company used a modified Black-Scholes model to value the Private Placement Warrants and the Private Placement Warrants are classified as Level 3 on the fair value hierarchy. The Company relied upon the implied volatility of the Public Warrants and the closing stock price to estimate the volatility for the Private Placement Warrants. As of December 31, 2022, the Private Placement Warrants were valued using the Public Warrant quoted market price and are classified as Level 2 on the fair value hierarchy.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2022 and 2021:

Fair Value
Measurement Using
Level 3 Inputs Total
Balance, December 31, 2020	$—
Derivative liabilities recorded on issuance of derivative warrants	46,592,460
Transfer to Level 1	(17,388,000)
Change in fair value of derivative liabilities	(19,292,991)
Balance, December 31, 2021	$9,911,469
Transfer of Private Placement Warrants to Level 2 measurement	(1,144,000)
Change in fair value of derivative liabilities	(8,767,469)
Balance, December 31, 2022	$—

As of December 31, 2022 and 2021, the fair value of the derivative feature of the Private Placement Warrants was calculated using the following weighted average assumptions:

	December 31, 2022		December 31, 2021
Risk-free interest rate	3.98%		1.31%
Expected life	5.0	years	5.55	years
Expected volatility of underlying shares	3.0%		15.20%
Dividends	0%		0%

As of December 31, 2022 and 2021, the derivative liability was $3,388,000 and $23,021,469, respectively. In addition, for the years ended December 31, 2022 and 2021, the Company recorded $19,633,469 and $18,890,991, respectively, as a gain on the change in fair value of the derivative warrants on the statements of operations. Upon issuance of the Private Placement Warrants, the Company recorded a loss of $4,680,000 for the excess fair value of the derivative warrants over the proceeds received from the sale of the Private Placement Warrants which is included in the change in fair value of the derivative liabilities on the statements of operations.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On March 27, 2023, the Company filed a preliminary proxy statement relating to certain potential amendments to the Company’s amended and restated memorandum and articles of association.