Form 10-K/A
period 2022-12-31
Apollo Strategic Growth Capital II
filed 2023-04-05
CIK 1838337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K (this “Amendment”) is being filed to furnish the conformed signature for the Report of Independent Registered Public Accounting Firm (the “Audit Report”), a new signature page and new certifications from the Company's Principal Executive Officer and Principal Financial Officer. A conformed signature on the Audit Report was inadvertently omitted from the original Form 10-K filed on March 31, 2023. The signed Audit Report is on file at the Company.

Other than the items mentioned above, no other changes were made to the Form 10-K as previously filed on March 31, 2023.

i

ii

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

Item 16.Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 4th day of April, 2023.

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