Form 10-Q
period 2023-03-31
Apollo Strategic Growth Capital II
filed 2023-05-12
CIK 1838337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40018

APOLLO STRATEGIC GROWTH CAPITAL II

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-0598286
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9 West 57th Street, 42nd Floor New York, NY (Address of principal executive offices)	10019 (Zip Code)

(212) 515-3200
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.00025 par value, and one-fifth of one warrant	APGB.U	New York Stock Exchange
Class A ordinary shares	APGB	New York Stock Exchange
Warrants	APGB WS	New York Stock Exchange

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

As of May 12, 2023, there were 17,910,118 Class A ordinary shares, par value $0.00025 per share, and 17,250,000 Class B ordinary shares, par value $0.0000625 per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

APOLLO STRATEGIC GROWTH CAPITAL II

(formerly known as APH I (Sub I), Ltd.)

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$210,210	$332,764
Prepaid expenses	93,427	93,094
Total current assets	303,637	425,858
Investments held in Trust Account	707,633,635	700,204,118
Total assets	$707,937,272	$700,629,976
LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$5,529,717	$5,226,608
Notes payable - Sponsor	5,000,000	5,000,000
Total current liabilities	10,529,717	10,226,608
Derivative warrant liability	2,420,000	3,388,000
Deferred underwriting compensation	24,150,000	24,150,000
Total liabilities	37,099,717	37,764,608
Commitments and contingencies (Note 6)
Temporary equity:
Class A ordinary shares subject to possible redemption (69,000,000 shares at $10.25 and $10.15 per share redemption value as of March 31, 2023 and December 31, 2022, respectively)	707,533,634	700,104,117
Shareholders’ deficit:
Preferred shares, $0.00025 par value, 1,000,000 shares authorized, none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.00025 par value, 180,000,000 shares authorized, none issued and outstanding (excluding 69,000,000 shares subject to possible redemption) as of March 31, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0000625 par value, 46,000,000 shares authorized, 17,250,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	1,078	1,078
Additional paid-in capital	—	—
Accumulated deficit	(36,697,157)	(37,239,827)
Total shareholders’ deficit	(36,696,079)	(37,238,749)
Total liabilities, temporary equity and shareholders’ deficit	$707,937,272	$700,629,976

See accompanying notes to unaudited condensed financial statements.

APOLLO STRATEGIC GROWTH CAPITAL II

(formerly known as APH I (Sub I), Ltd.)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
REVENUE	$—	$—

EXPENSES
Administrative fee - related party	50,000	50,001
General and administrative	366,580	1,837,175
TOTAL EXPENSES	416,580	1,887,176

OTHER INCOME (EXPENSES)
Investment income earned on investment held in Trust Account	7,429,517	212,079
Interest expense	(8,750)	(1,035)
Change in fair value of derivative warrant liabilities	968,000	8,962,749
TOTAL OTHER INCOME (EXPENSES) - NET	8,388,767	9,173,793

Net income	$7,972,187	$7,286,617
Weighted average number of Class A ordinary shares outstanding, basic and diluted	69,000,000	69,000,000
Basic and diluted net income per Class A ordinary share	$0.09	$0.08
Weighted average number of Class B ordinary shares outstanding, basic and diluted	17,250,000	17,250,000
Basic and diluted net income per Class B ordinary share	$0.09	$0.08

See accompanying notes to unaudited condensed financial statements.

APOLLO STRATEGIC GROWTH CAPITAL II

(formerly known as APH I (Sub I), Ltd.)

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	17,250,000	$1,078	$—	$(37,239,827)	$(37,238,749)
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	(7,429,517)	(7,429,517)
Net income	—	—	—	7,972,187	7,972,187
Balance as of March 31, 2023	17,250,000	$1,078	$—	$(36,697,157)	$(36,696,079)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of January 1, 2022	17,250,000	$1,078	$—	$(52,835,307)	$(52,834,229)
Net income	—	—	—	7,286,617	7,286,617
Balance as of March 31, 2022	17,250,000	$1,078	$—	$(45,548,690)	$(45,547,612)

See accompanying notes to unaudited condensed financial statements.

APOLLO STRATEGIC GROWTH CAPITAL II

(formerly known as APH I (Sub I), Ltd.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2023	2022
Cash Flows From Operating Activities:
Net income	$7,972,187	$7,286,617
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investment held in Trust Account	(7,429,517)	(212,079)
Change in fair value of derivative warrant liabilities	(968,000)	(8,962,749)
Changes in operating assets and liabilities:
Prepaid expenses	(333)	109,969
Other assets	—	93,094
Accounts payable and accrued expenses	303,109	934,527
Net Cash Used in Operating Activities	(122,554)	(750,621)

Net change in cash	(122,554)	(750,621)
Cash at beginning of period	332,764	1,204,517
Cash at end of period	$210,210	$453,896

See accompanying notes to unaudited condensed financial statements.

APOLLO STRATEGIC GROWTH CAPITAL II

(formerly known as APH I (Sub I), Ltd.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Organizational and General

Apollo Strategic Growth Capital II (formerly known as APH I (Sub I), Ltd.) (the “Company”) was initially incorporated in the Cayman Islands on October 10, 2008 under the name of APH I (Sub I), Ltd. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). On December 23, 2020, the Company formally changed its name to Apollo Strategic Growth Capital II.

At March 31, 2023, the Company had not commenced any operations. All activity for the period from October 10, 2008 through March 31, 2023, relates to the Company’s formation and the initial public offering (the “Public Offering”) described below and search for a target company. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the net proceeds derived from the Public Offering.

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

The transaction costs amounted to $39,066,690, consisting of $13,800,000 of underwriting fees, $24,150,000 of deferred underwriting fees payable (which are held in the Trust Account with Continental Stock Transfer and Trust Company acting as trustee) and $1,116,690 of Public Offering costs that were charged to temporary equity upon completion of the Public Offering. In addition, $1,494,398 was allocated to the Public Warrants and Private Placement Warrants and were included in the condensed statements of operations as a component of other income (expenses). Cash of $210,210 was held outside of the Trust Account on March 31, 2023, and is available for working capital purposes. As described in Note 6, the $24,150,000 deferred underwriting fee payable is contingent upon the consummation of an Initial Business Combination. On December 23, 2022, the Company entered into a non-binding letter of intent that set forth the preliminary terms and conditions of a potential initial business combination consistent with the Company’s investment criteria, as a result of which the Company had until May 12, 2023 to complete its Initial Business Combination. The initial exclusivity period contemplated by the non-binding letter of intent expired and the parties are no longer actively engaged in discussions regarding the potential initial business combination. On May 5, 2023, at an extraordinary general meeting of the Company, the Company’s shareholders approved amendments to the Company’s fourth amended and restated memorandum and articles of association to, among other things, extend the date by which the Company must consummate its initial business combination from May 12, 2023 to February 12, 2024, or such earlier date as determined by the Company’s board of directors in its sole and absolute discretion (the “Completion Window”).

Trust Account

The proceeds held in the Trust Account are invested only in U.S. government securities with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations, as determined by the Company. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. At March 31, 2023 and December 31, 2022, the proceeds of the Public Offering were held in U.S. government securities as specified above.

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

Going Concern Considerations, Liquidity and Capital Resources

As of March 31, 2023, the Company does not have sufficient liquidity to meet its future obligations. As of March 31, 2023, the Company had a working capital deficit of approximately $10.2 million, current liabilities of approximately $10.5 million and cash of $0.2 million. The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these unaudited condensed financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an Initial Business Combination, the mandatory liquidation and subsequent dissolution along with the liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until a potential business combination or up to the mandatory liquidation as stipulated in the Company’s fourth amended and restated memorandum and articles of association. The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Certain information and note disclosures normally included in the unaudited financial statements prepared in accordance with GAAP have been condensed. As such, except as disclosed herein, the information included in these unaudited condensed financial statements should be read in conjunction with the audited condensed financial statements as of December 31, 2022 included in the Company’s Annual Report on Form 10-K/A filed with the SEC on April 5, 2023. In the opinion of the Company’s management, these unaudited condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company had cash of $210,210 and $332,764, respectively. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

Concentration of Credit Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of cash and money market funds, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in net gain from investment income held in the Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Offering Costs Associated with a Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $1,116,690 consist principally of costs incurred in connection with formation and preparation for the Public Offering. These costs, together with the underwriter discount of $37,950,000, were charged to temporary equity upon completion of the Public Offering. Of these costs, amounts allocated to the Public Warrants and Private Placement Warrants totaling $1,494,398 were included in the condensed statements of operations as a component of other income (expenses).

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2023 and December 31, 2022, 69,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

Effective with the closing of the Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At March 31, 2023 and December 31, 2022, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption – December 31, 2022	$700,104,117
Accretion of carrying value to redemption value	7,429,517
Class A ordinary shares subject to possible redemption – March 31, 2023	$707,533,634

Income Taxes

ASC 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted income per share does not consider the effect of the Warrants issued in connection with the (i) Public Offering, and (ii) the Private Placement since the exercise of the Warrants is contingent upon the occurrence of future events. As of March 31, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended		For the Three Months Ended
	March 31, 2023		March 31, 2022
	Class A	Class B	Class A	Class B
Numerator:
Allocation of net income, as adjusted	$6,377,750	$1,594,437	$5,829,294	$1,457,323
Denominator:
Basic and diluted weighted average shares outstanding	69,000,000	17,250,000	69,000,000	17,250,000
Basic and diluted net income per ordinary share	$0.09	$0.09	$0.08	$0.08

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815, “Derivatives and Hedging.” The Company’s derivative instruments are recorded at fair value as of the Public Offering (February 12, 2021) and re-valued at each reporting date, with changes in the fair value reported in the condensed statements of operations. Derivative assets and liabilities are classified on the condensed balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Warrants are a derivative instrument. As the Warrants meet the definition of a derivative, the Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in the statements of operations in the period of change.

Warrant Instruments

The Company accounts for the Warrants issued in connection with the Public Offering and Private Placement in accordance with the guidance contained in ASC 815, “Derivatives and Hedging,” whereby under that provision the Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the Warrants as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Warrants are exercised or expire, and any changes in fair value will be recognized in the Company’s statements of operations. Upon consummation of the Public Offering, the fair value of Warrants were estimated using a Monte Carlo simulation for the Public Warrants and a modified Black-Scholes model for the Private Placement Warrants. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which the Warrants can be settled. Such Warrant classification is also subject to re-evaluation at each reporting period. As of March 31, 2023 and December 31, 2022, the Public Warrants were valued using the publicly available price for the Warrants and are classified as Level 1 on the fair value hierarchy. As of March 31, 2023 and December 31, 2022, the Private Placement Warrants were valued as of each relevant reporting date using the Public Warrant quoted market price and are classified as Level 2 on the fair value hierarchy.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

As of March 31, 2023 and December 31, 2022, the carrying values of cash, prepaid expenses, deferred offering costs, accounts payable and accrued offering costs, and notes payable approximate their fair values primarily due to the short-term nature of the instruments, except for the derivative warrant liability (see Note 9). The Company’s investments held in the Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that comprise only U.S. treasury securities and are recognized at fair value.

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

On March 1, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,500,000 to cover expenses related to the Public Offering pursuant to an unsecured promissory note (the “March Note”). The March Note bears interest at a rate of 0.11% per annum and is payable on the date of an Initial Business Combination or the liquidation of the Company. As of March 31, 2023 and December 31, 2022, the outstanding balance under the March Note was $1,500,000. Up to $1,500,000 of the March Note may be convertible into warrants identical to the Private Placement Warrants at a price of $1.50 per warrant at the option of the Sponsor.

On September 14, 2021, the Sponsor executed an unsecured promissory note (the “September Note”) to loan the Company an aggregate principal amount of $1,500,000. The September Note bears interest at a rate of 0.17% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of March 31, 2023 and December 31, 2022, the outstanding balance on the September Note was $1,500,000.

On May 9, 2022, the Sponsor executed an unsecured promissory note (the “May Note”) to loan the Company an aggregate principal amount of $1,000,000. The May Note bears interest at a rate of 1.40% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of March 31, 2023 and December 31, 2022, the outstanding balance on the May Note was $1,000,000.

On June 8, 2022, the Sponsor executed an unsecured promissory note (the “June Note”) to loan the Company an aggregate principal amount of $1,000,000. The June Note bears interest at a rate of 1.68% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of March 31, 2023 and December 31, 2022, the outstanding balance on the June Note was $1,000,000.

Working Capital Loans

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of the funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants. The Company did not have any outstanding balance on the Working Capital Loans as of March 31, 2023 and December 31, 2022.

Advances from Related Parties

Affiliates of the Sponsor (the “Related Parties”) paid certain administrative expenses and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. From time to time, the Related Parties pay operating costs and other expenses on behalf of the Company. As of March 31, 2023 and December 31, 2022, there were no amounts due to the Related Parties.

Administrative Service Fee

Commencing on the date the Units were first listed on the NYSE, the Company entered into an agreement with the Sponsor and has agreed to pay the Sponsor a total of $16,667 per month for office space, utilities and secretarial and administrative support for up to 27 months. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2023 and 2022, the Company recorded $50,000 and $50,001 pursuant to this agreement, respectively.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.00025 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 180,000,000 Class A ordinary shares and 46,000,000 Class B ordinary shares. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share. As of March 31, 2023 and December 31, 2022, there were 69,000,000 Class A ordinary shares subject to possible redemption that were classified as temporary equity in the accompanying condensed balance sheets.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of completion of the Initial Business Combination on a one-for-one basis, subject to adjustment for share splits, dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Public Offering and related to the closing of the Initial Business Combination, the ratio at which Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the business combination). As of March 31, 2023 and December 31, 2022, there were 17,250,000 Class B ordinary shares issued and outstanding.

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

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the Sponsor or its permitted transferees. If the Private

Placement Warrants are held by someone other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

The Company accounts for the 24,200,000 Warrants issued in connection with the Public Offering and concurrent Private Placement (including 13,800,000 Public Warrants and 10,400,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Warrants do not meet the criteria for equity treatment thereunder, each Warrant must be recorded as a liability. Upon issuance of the derivative warrants, the Company recorded a liability of $22,527,182 on the condensed balance sheet.

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

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.
Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2023	2022
Assets:
Investments held in Trust Account	1	$707,633,635	$700,204,118
Liabilities:
Warrant Liability – Private Placement Warrants	2	$1,040,000	$1,456,000
Warrant Liability – Public Warrants	1	$1,380,000	$1,932,000

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of derivative warrant liabilities in the condensed statements of operations.

Upon consummation of the Public Offering, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. At the initial measurement date, the Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

As of March 31, 2023 and December 31, 2022, the Public Warrants were valued using the publicly available price for the Warrants and are classified as Level 1 on the fair value hierarchy. As of March 31, 2023 and December 31, 2022, the Private Placement Warrants were valued using the Public Warrant quoted market price and are classified as Level 2 on the fair value hierarchy.

As of March 31, 2023 and December 31, 2022, the derivative liability was $2,420,000 and $3,388,000, respectively. In addition, for the three months ended March 31, 2023 and 2022, the Company recorded $968,000 and $8,962,749, respectively, as a gain on the change in fair value of derivative warrant liabilities on the condensed statements of operations. Upon issuance of the Private Placement Warrants, the Company recorded a loss of $4,680,000 for the excess fair value of the derivative warrants over the proceeds received from the sale of the Private Placement Warrants which is included in change in fair value of derivative warrant liabilities on the condensed statements of operations.

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

On May 5, 2023, at an extraordinary general meeting of the Company, the Company’s shareholders approved amendments to the Company’s fourth amended and restated memorandum and articles of association to (i) extend the date by which the Company must consummate its initial business combination from May 12, 2023 to February 12, 2024, or such earlier date as determined by the Company’s board of directors in its sole and absolute discretion, and (ii) eliminate the limitation that the Company shall not redeem its Public Shares to the extent that such redemption would cause the Company’s net tangible assets to be less than $5,000,001. In connection with the extraordinary general meeting, shareholders of the Company holding an aggregate of 51,089,882 Public Shares exercised their right to redeem their Public Shares. Following such redemptions, 17,910,118 Public Shares remained outstanding. Following the withdrawals from the Trust Account in connection with redemptions, approximately $184,387,800 remained in the Trust Account of the approximately $707,980,212 that was in the Trust Account at the close of business on April 4, 2023, the record date for the extraordinary general meeting.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on April 5, 2023 (the “Annual Report”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Non-Binding Letter of Intent

As previously disclosed, on December 23, 2022, we entered into a non-binding letter of intent that set forth the preliminary terms and conditions of a potential initial business combination consistent with our investment criteria, as a result of which we then had until May 12, 2023 to complete our initial business combination. The initial exclusivity period contemplated by the non-binding letter of intent expired and the parties are no longer actively engaged in discussions regarding the potential initial business combination.

Extraordinary General Meeting

On May 5, 2023, at an extraordinary general meeting of the Company, our shareholders approved amendments to our fourth amended and restated memorandum and articles of association to (i) extend the date by which we must consummate our initial business combination from May 12, 2023 to February 12, 2024, or such earlier date as determined by our board of directors in its sole and absolute discretion, and (ii) eliminate the limitation that we shall not redeem our Class A ordinary shares to the extent that such redemption would cause our net tangible assets to be less than $5,000,001.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2023 were organizational activities, those necessary to prepare for the Public Offering, described below, and, after our Public Offering, day-to-day operations and identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had net income of $7,972,187, which consists of investment income earned on investments held in the Trust Account of $7,429,517 and a gain in fair value of the derivative warrant liabilities of $968,000, partially offset by operating costs of $416,580 and interest expense of $8,750.

For the three months ended March 31, 2022, we had net income of $7,286,617, which consists of a change in fair value of the derivative warrant liabilities of $8,962,749 and interest income on investments held in the Trust Account of $212,079, offset by operating costs of $1,887,176 and interest expense of $1,035.

Liquidity and Capital Resources

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

For the three months ended March 31, 2023, cash used in operating activities was $122,554. Net income of $7,972,187 was affected by investment income earned on investments held in the Trust Account of $7,429,517, a gain in fair value of derivative warrant liabilities of $968,000, and changes in operating assets and liabilities, which provided $122,554 of cash from operating activities.

For the three months ended March 31, 2022, cash used in operating activities was $750,621. For the three months ended March 31, 2022, net income of $7,286,617 was affected by a gain in fair value of derivative warrant liabilities of $8,962,749, interest earned on marketable securities held in the Trust Account of $212,079, and changes in operating assets and liabilities, which provided $1,137,590 of cash from operating activities.

As of March 31, 2023 and December 31, 2022, we had cash and U.S. treasury securities held in the Trust Account of $707,633,635 (including approximately $17,564,749 of interest income) and $700,204,118 (including approximately $10,135,232 of interest income), respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Initial Business Combination. We may withdraw interest to pay our tax obligations. During the three months ended March 31, 2023, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023 and December 31, 2022, we had cash of $210,210 and $332,764, respectively, held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete an Initial Business Combination.

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

Going Concern and Management’s Plan

As of March 31, 2023, we do not have sufficient liquidity to meet our future obligations. As of March 31, 2023, we had a working capital deficit of approximately $10.2 million, current liabilities of approximately $10.5 million and cash of $0.2 million. For the three months ended March 31, 2023, we had net income of $7,792,187.

We do not have sufficient liquidity to meet our anticipated obligations over the next year from the date of issuance of the unaudited condensed financial statements included in this Quarterly Report. In connection with our assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’ Ability to Continue as a Going Concern,” our management has determined that if we are unsuccessful in consummating an Initial Business Combination, the mandatory liquidation and subsequent dissolution raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties. Our management has determined that we have access to funds from the Sponsor that are sufficient to fund our working capital needs until a potential business combination or up to the mandatory liquidation as stipulated in our fourth amended and restated memorandum of association. The unaudited condensed financial statements included in this Quarterly Report have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate our continuation as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Public Offering, the net proceeds of our Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We have not sold any equity securities during the quarter ended March 31, 2023.

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

On May 5, 2023, at an extraordinary general meeting of the Company, our shareholders approved amendments to our fourth amended and restated memorandum and articles of association to (i) extend the date by which we must consummate our initial business combination from May 12, 2023 to February 12, 2024, or such earlier date as determined by our board of directors in its sole and absolute discretion, and (ii) eliminate the limitation that we shall not redeem our Class A ordinary shares to the extent that such redemption would cause our net tangible assets to be less than $5,000,001. In connection with the extraordinary general meeting, shareholders of the Company holding an aggregate of 51,089,882 of our Class A ordinary shares exercised their right to redeem their shares. Following such redemptions, 17,910,118 Class A ordinary shares remained outstanding. Following the withdrawals from the Trust Account in connection with redemptions, approximately $184,387,800 remained in the Trust Account of the approximately $707,980,212 that was in the Trust Account at the close of business on April 4, 2023, the record date for the extraordinary general meeting.

There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus dated February 9, 2021, which was filed with the SEC.

For a description of the use of the proceeds generated in our Public Offering, see Part I, Item 2 of this Quarterly Report.

Purchases of Equity Securities

We did not repurchase any shares of our equity securities during the quarter ended March 31, 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Fourth Amended and Restated Memorandum and Articles of Association of the Registrant.(1)
3.2	Amendment to the Fourth Amended and Restated Articles of Association of the Registrant. (2)
4.1	Specimen Unit Certificate.(3)
4.2	Specimen Class A Ordinary Share Certificate.(3)
4.3	Specimen Warrant Certificate.(3)
10.1	Form of Amended and Restated Non-Redemption Agreement. (4)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the inline XBRL document)
*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 12, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 10, 2023 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Registration Statement on Form S-1 on January 6, 2021 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Current Report on Form 8-K filed on April 25, 2023 and incorporated by reference herein.

PART III SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2023	Apollo Strategic Growth Capital II

	By:	/s/ Sanjay Patel
		Name:	Sanjay Patel
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2023	By:	/s/ James Crossen
		Name:	James Crossen
		Title:	Chief Financial Officer and Secretary
(Principal Accounting Officer and Financial Officer)