Form 10-Q
period 2023-09-30
Apollo Strategic Growth Capital II
filed 2023-11-14
CIK 1838337

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2023

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

As of November 14, 2023, there were 17,910,118 Class A ordinary shares, par value $0.00025 per share, and 17,250,000 Class B ordinary shares, par value $0.0000625 per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

APOLLO STRATEGIC GROWTH CAPITAL II

(formerly known as APH I (Sub I), Ltd.)

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$210,210	$332,764
Prepaid expenses	300,995	93,094
Total current assets	511,205	425,858
Investments held in Trust Account	188,680,542	700,204,118
Total assets	$189,191,747	$700,629,976
LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$7,499,403	$5,226,608
Notes payable - Sponsor	5,000,000	5,000,000
Total current liabilities	12,499,403	10,226,608
Derivative warrant liability	1,899,700	3,388,000
Deferred underwriting compensation	24,150,000	24,150,000
Total liabilities	38,549,103	37,764,608
Commitments and contingencies (Note 6)
Temporary equity:
Class A ordinary shares subject to possible redemption (17,910,118 and 69,000,000 shares at $10.53 and $10.15 per share redemption value as of September 30, 2023 and December 31, 2022, respectively)	188,580,541	700,104,117
Shareholders’ deficit:
Preferred shares, $0.00025 par value; 1,000,000 shares authorized, none issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.00025 par value; 180,000,000 shares authorized, none issued and outstanding (excluding 17,910,118 and 69,000,000 shares subject to possible redemption) as of September 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0000625 par value; 46,000,000 shares authorized, 17,250,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	1,078	1,078
Additional paid-in capital	—	—
Accumulated deficit	(37,938,975)	(37,239,827)
Total shareholders’ deficit	(37,937,897)	(37,238,749)
Total liabilities, temporary equity and shareholders’ deficit	$189,191,747	$700,629,976

See accompanying notes to unaudited condensed financial statements.

APOLLO STRATEGIC GROWTH CAPITAL II

(formerly known as APH I (Sub I), Ltd.)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
REVENUE	$—	$—	$—	$—

EXPENSES
Administrative fee - related party	50,001	50,001	150,003	150,003
General and administrative	325,635	354,779	2,011,195	3,342,473
TOTAL EXPENSES	375,636	404,780	2,161,198	3,492,476

OTHER INCOME (EXPENSES)
Investment income from Trust Account	2,427,362	3,383,220	14,455,705	4,452,435
Interest expense	(8,750)	(4,565)	(26,250)	(9,699)
Change in fair value of derivative warrants	1,004,300	3,413,125	1,488,300	20,359,469
TOTAL OTHER INCOME (EXPENSES) - NET	3,422,912	6,791,780	15,917,755	24,802,205

Net income	$3,047,276	$6,387,000	$13,756,557	$21,309,729
Weighted average number of Class A ordinary shares outstanding, basic and diluted	17,910,118	69,000,000	41,302,921	69,000,000
Basic and diluted net income per Class A ordinary share	$0.09	$0.07	$0.23	$0.25
Weighted average number of Class B ordinary shares outstanding, basic and diluted	17,250,000	17,250,000	17,250,000	17,250,000
Basic and diluted net income per Class B ordinary share	$0.09	$0.07	$0.23	$0.25

See accompanying notes to unaudited condensed financial statements.

APOLLO STRATEGIC GROWTH CAPITAL II

(formerly known as APH I (Sub I), Ltd.)

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2023	17,250,000	$1,078	$—	$(38,558,889)	$(38,557,811)
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	(2,427,362)	(2,427,362)
Net income	—	—	—	3,047,276	3,047,276
Balance as of September 30, 2023	17,250,000	$1,078	$—	$(37,938,975)	$(37,937,897)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2022

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2022	17,250,000	$1,078	$—	$(38,881,793)	$(38,880,715)
Remeasurement adjustment of Class A ordinary shares to redemption value	—	—	—	(3,383,219)	(3,383,219)
Net income	—	—	—	6,387,000	6,387,000
Balance as of September 30, 2022	17,250,000	$1,078	$—	$(35,878,012)	$(35,876,934)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	17,250,000	$1,078	$—	$(37,239,827)	$(37,238,749)
Shareholder non-redemption agreements	—	—	(1,250,727)	—	(1,250,727)
Contribution by Sponsor	—	—	1,250,727	—	1,250,727
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	(14,455,705)	(14,455,705)
Net income	—	—	—	13,756,557	13,756,557
Balance as of September 30, 2023	17,250,000	$1,078	$—	$(37,938,975)	$(37,937,897)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	17,250,000	$1,078	$—	$(52,835,307)	$(52,834,229)
Remeasurement adjustment of Class A ordinary shares to redemption value	—	—	—	(4,352,434)	(4,352,434)
Net income	—	—	—	21,309,729	21,309,729
Balance as of September 30, 2022	17,250,000	$1,078	$—	$(35,878,012)	$(35,876,934)

See accompanying notes to unaudited condensed financial statements.

APOLLO STRATEGIC GROWTH CAPITAL II

(formerly known as APH I (Sub I), Ltd.)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$13,756,557	$21,309,729
Adjustments to reconcile net income to net cash used in operating activities:
Investment income from Trust Account	(14,455,705)	(4,452,435)
Change in fair value of derivative warrant liabilities	(1,488,300)	(20,359,469)
Changes in operating assets and liabilities:
Prepaid expenses	(207,901)	516,095
Other assets	—	93,094
Accounts payable and accrued expenses	2,272,795	118,298
Net Cash Used In Operating Activities	(122,554)	(2,774,688)

Cash Flows From Investing Activities:
Cash withdrawn from Trust Account for redemptions	525,979,281	—
Net Cash Provided By Investing Activities	525,979,281	—

Cash Flows From Financing Activities:
Redemption of Class A ordinary shares	—	—
Proceeds from Sponsor note	(525,979,281)	2,000,000
Net Cash (Used In) Provided By Financing Activities	(525,979,281)	2,000,000

Net change in cash	(122,554)	(774,688)
Cash and cash equivalents at beginning of period	332,764	1,204,517
Cash and cash equivalents at end of period	$210,210	$429,829

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

At September 30, 2023, the Company had not commenced any operations. All activity for the period from October 10, 2008 through September 30, 2023, relates to the Company’s formation and the initial public offering (the “Public Offering”) described below and search for a target company. The Company will not generate any operating revenues until after completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the net proceeds derived from the Public Offering.

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

The transaction costs amounted to $39,066,690, consisting of $13,800,000 of underwriting fees, $24,150,000 of deferred underwriting fees payable (which are held in the Trust Account with Continental Stock Transfer and Trust Company acting as trustee) and $1,116,690 of Public Offering costs that were charged to temporary equity upon completion of the Public Offering. In addition, $1,494,398 was allocated to the Public Warrants and Private Placement Warrants and were included in the condensed statements of operations as a component of other income/(expenses). Cash of $210,210 was held outside of the Trust Account on September 30, 2023, and is available for working capital purposes. As described in Note 6, the $24,150,000 deferred underwriting fee payable is contingent upon the consummation of an Initial Business Combination. The Company has until February 12, 2024 (or such earlier date as determined by the Company’s board of directors in its sole and absolute discretion) to complete its Initial Business Combination (the “Completion Window”).

Trust Account

The proceeds held in the Trust Account are invested only in U.S. government securities with a maturity of one hundred eighty (180) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations, as determined by the Company. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. At September 30, 2023 and December 31, 2022, the proceeds of the Public Offering of $188,680,542 and $700,204,118 were held in U.S. government securities, respectively, as specified above.

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

In June 2023, the Sponsor and the Company, entered into agreements (the “Non-Redemption Agreements”) with several unaffiliated third parties in exchange for their agreement not to redeem an aggregate of 14,996,730 Public Shares (the “Non-Redeemed Shares”) at the Extraordinary General Meeting. In exchange for the foregoing commitment to hold the Non-Redeemed Shares through the Extraordinary General Meeting, the Sponsor agreed to transfer to such investors an aggregate of 2,999,346 Class B ordinary shares of the Company held by the Sponsor immediately following consummation of an Initial Business Combination. The Company estimated the fair value of the 2,999,346 Class B ordinary shares attributable to the non-redeeming shareholders to be $1.3 million, or $0.42 per share.

Going Concern Considerations, Liquidity and Capital Resources

As of September 30, 2023, the Company does not have sufficient liquidity to meet its future obligations. As of September 30, 2023, the Company had a working capital deficit of approximately $12 million, current liabilities of approximately $12.5 million and cash of $0.2 million. The Company does not have sufficient liquidity to meet its anticipated obligations over the next year from the date of issuance of these unaudited condensed financial statements. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an Initial Business Combination, the mandatory liquidation and subsequent dissolution along with the liquidity concerns raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties. Management has determined that the Company has access to funds from the Sponsor that are sufficient to fund the working capital needs of the Company until a potential Initial Business Combination or up to the mandatory liquidation as stipulated in the Company’s fourth amended and restated memorandum and articles of association. The accompanying unaudited condensed financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

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

Certain information and note disclosures normally included in the unaudited financial statements prepared in accordance with GAAP have been condensed. As such, except as disclosed herein, the information included in these unaudited condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2022 included in the Company’s Annual Report on Form 10-K/A filed with the SEC on April 5, 2023. In the opinion of the Company’s management, these unaudited condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023 or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company had cash of $210,210 and $332,764, respectively. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.

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

Offering Costs Associated with a Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Offering costs of $1,116,690 consist principally of costs incurred in connection with formation and preparation for the Public Offering. These costs, together with the underwriter discount of $37,950,000, were charged to temporary equity upon completion of the Public Offering. Of these costs, amounts allocated to the Public Warrants and Private Placement Warrants totaling $1,494,398 were included in the unaudited condensed statements of operations as a component of other income (expenses).

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2023 and December 31, 2022, respectively, 17,910,118 and 69,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

Effective with the closing of the Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2023 and December 31, 2022, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Class A ordinary shares subject to possible redemption – December 31, 2022	$700,104,117
Accretion of carrying value to redemption value	7,429,517
Class A ordinary shares subject to possible redemption - March 31, 2023	707,533,634
Redemptions	(525,979,281)
Accretion of carrying value to redemption value	4,598,826
Class A ordinary shares subject to possible redemption – June 30, 2023	186,153,179
Accretion of carrying value to redemption value	2,427,362
Class A ordinary shares subject to possible redemption - September 30, 2023	$188,580,541

Income Taxes

ASC 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income per ordinary share does not consider the effect of the Warrants issued in connection with the (i) Public Offering, and (ii) the Private Placement since the exercise of the Warrants is contingent upon the occurrence of future events. As of September 30, 2023 and December 31, 2022, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The following table reflects the calculation of basic and diluted net income per ordinary share for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Three Months Ended
	September 30, 2023		September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,552,244	$1,495,032	$5,109,600	$1,277,400
Denominator:
Basic and diluted weighted average shares outstanding	17,910,118	17,250,000	69,000,000	17,250,000
Basic and diluted net income per ordinary share	$0.09	$0.09	$0.07	$0.07

	Nine Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$9,703,803	$4,052,754	$17,047,783	$4,261,946
Denominator:
Basic and diluted weighted average shares outstanding	41,302,921	17,250,000	69,000,000	17,250,000
Basic and diluted net income per ordinary share	$0.23	$0.23	$0.25	$0.25

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

Warrant Instruments

The Company accounts for the Warrants issued in connection with the Public Offering and Private Placement in accordance with the guidance contained in ASC 815, “Derivatives and Hedging,” whereby under that provision the Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the Warrants as a liability at fair value and adjusts the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Warrants are exercised or expire, and any changes in fair value will be recognized in the Company’s statements of operations. Upon consummation of the Public Offering, the fair value of Warrants were estimated using a Monte Carlo simulation for the Public Warrants and a modified Black-Scholes model for the Private Placement Warrants. The valuation model utilizes inputs and other assumptions and may not be reflective of the price at which the Warrants can be settled. Such Warrant classification is also subject to re-evaluation at each reporting period. As of September 30, 2023 and December 31, 2022, the Public Warrants were valued using the publicly available price for the Warrants and are classified as Level 1 on the fair value hierarchy. As of September 30, 2023 and December 31, 2022, the Private Placement Warrants were valued as of each relevant reporting date using the Public Warrant quoted market price and are classified as Level 2 on the fair value hierarchy.

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

As of September 30, 2023 and December 31, 2022, the carrying values of cash, prepaid expenses, deferred offering costs, accounts payable and accrued offering costs, and notes payable approximate their fair values primarily due to the short-term nature of the instruments, except for the derivative warrant liability (see Note 9). The Company’s investments held in the Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that comprise only U.S. treasury securities and are recognized at fair value.

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

Related Party Loans

On March 1, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,500,000 to cover expenses related to the Public Offering pursuant to an unsecured promissory note (the “March Note”). The March Note bears interest at a rate of 0.11% per annum and is payable on the date of an Initial Business Combination or the liquidation of the Company. As of September 30, 2023 and December 31, 2022, the outstanding balance under the March Note was $1,500,000. Up to $1,500,000 of the March Note may be convertible into warrants identical to the Private Placement Warrants at a price of $1.50 per warrant at the option of the Sponsor.

On September 14, 2021, the Sponsor executed an unsecured promissory note (the “September Note”) to loan the Company an aggregate principal amount of $1,500,000. The September Note bears interest at a rate of 0.17% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of September 30, 2023 and December 31, 2022, the outstanding balance on the September Note was $1,500,000.

On May 9, 2022, the Sponsor executed an unsecured promissory note (the “May Note”) to loan the Company an aggregate principal amount of $1,000,000. The May Note bears interest at a rate of 1.40% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of September 30, 2023 and December 31, 2022, the outstanding balance on the May Note was $1,000,000.

On June 8, 2022, the Sponsor executed an unsecured promissory note (the “June Note”) to loan the Company an aggregate principal amount of $1,000,000. The June Note bears interest at a rate of 1.68% per annum and is payable on the earlier of an Initial Business Combination or the liquidation of the Company. As of September 30, 2023 and December 31, 2022, the outstanding balance on the June Note was $1,000,000.

Working Capital Loans

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of the funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination or, at the lenders’ discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants. The Company did not have any outstanding balance on the Working Capital Loans as of September 30, 2023 and December 31, 2022.

Advances from Related Parties

Affiliates of the Sponsor (the “Related Parties”) paid certain administrative expenses and offering costs on behalf of the Company. These advances are due on demand and are non-interest bearing. From time to time, the Related Parties pay operating costs and other expenses on behalf of the Company. As of September 30, 2023 and December 31, 2022, there were no amounts due to the Related Parties.

Administrative Service Fee

Commencing on the date the Units were first listed on the NYSE, the Company entered into an agreement with the Sponsor and has agreed to pay the Sponsor a total of $16,667 per month for office space, utilities and secretarial and administrative support for up to 27 months. This agreement was amended on August 9, 2023 to provide that, rather than being payable for up to 27 months, the monthly payments paid by the Company to the Sponsor in the amount of $16,667, will be payable until the earlier of February 12, 2024, the completion of the Initial Business Combination or the Company’s liquidation. Pursuant to this agreement, the Company recorded $50,001 during both the three months ended September 30, 2023 and 2022, and $150,003 during both the nine months ended September 30, 2023 and 2022.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares

The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.00025 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preferred shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 180,000,000 Class A ordinary shares and 46,000,000 Class B ordinary shares. If the Company enters into an Initial Business Combination, it may (depending on the terms of such an Initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholders vote on the Initial Business Combination to the extent the Company seeks shareholder approval in connection with the Initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share. As of September 30, 2023 and December 31, 2022, there were 17,910,118 and 69,000,000, respectively, Class A ordinary shares subject to possible redemption that were classified as temporary equity in the accompanying condensed balance sheets.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of completion of the Initial Business Combination on a one-for-one basis, subject to adjustment for share splits, dividends, reorganizations, recapitalizations and the like and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Public Offering and related to the closing of the Initial Business Combination, the ratio at which Class B ordinary shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of the Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the Initial Business Combination). As of September 30, 2023 and December 31, 2022, there were 17,250,000 Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value at September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2023	2022
Assets:
Investments held in Trust Account	1	$188,680,542	$700,204,118
Liabilities:
Warrant Liability – Private Placement Warrants	2	$816,400	$1,456,000
Warrant Liability – Public Warrants	1	$1,083,300	$1,932,000

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

As of September 30, 2023 and December 31, 2022, the Public Warrants were valued using the publicly available price for the Warrants and are classified as Level 1 on the fair value hierarchy. As of September 30, 2023 and December 31, 2022, the Private Placement Warrants were valued using the Public Warrant quoted market price and are classified as Level 2 on the fair value hierarchy.

As of September 30, 2023 and December 31, 2022, the derivative liability was $1,899,700 and $3,388,000, respectively. In addition, for the three months ended September 30, 2023 and 2022, the Company recorded $1,004,300 and $3,413,125, respectively, as a gain (loss) on the change in fair value of the derivative warrants on the condensed statements of operations. For the nine months ended September 30, 2023 and 2022, the Company recorded $1,488,300 and $20,359,469, respectively, as a gain on the change in fair value of the derivative warrants on the statements of operations. Upon issuance of the Private Placement Warrants, the Company recorded a loss of $4,680,000 for the excess fair value of the derivative warrants over the proceeds received from the sale of the Private Placement Warrants which is included in the change in fair value of the derivative warrant liabilities on the unaudited condensed statements of operations.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, except as disclosed below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On November 10, 2023, the Board determined to liquidate and dissolve the Company in accordance with the provisions of the Company’s fourth amended and restated memorandum and articles of association, as amended. Accordingly, on November 10, 2023, the Company issued a press release announcing that it will redeem all of its outstanding Public Shares, effective as of November 28, 2023.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors of the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on April 5, 2023 (the “Annual Report”) and the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 filed with the SEC on August 14, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On November 10, 2023, our board of directors determined to liquidate and dissolve the Company in accordance with the provisions of our fourth amended and restated memorandum and articles of association, as amended. Accordingly, on November 10, 2023, we issued a press release announcing that we will redeem all of our outstanding Public Shares, effective as of November 28, 2023.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2023 were organizational activities, those necessary to prepare for the Public Offering, described below, and, after our Public Offering, day-to-day operations and identifying a target company for an Initial Business Combination. We do not expect to generate any operating revenues until after the completion of our Initial Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023, we had net income of $3,047,276, which consists of investment income earned on investments held in the Trust Account of $2,427,362, a gain on the fair value of the derivative warrant liabilities of $1,004,300, partially offset by operating costs of $375,636, and interest expense of $8,750.

For the three months ended September 30, 2022, we had net income of $6,387,000, which consists of a change in fair value of derivative warrant liabilities of $3,413,125 and interest income on investments held in the Trust Account of $3,383,220, offset by operating costs of $404,780 and interest expense of $4,565.

For the nine months ended September 30, 2023, we had net income of $13,756,557, which consists of investment income earned on investments held in the Trust Account of $14,455,705 and a gain in fair value of the derivative warrant liabilities of $1,488,300, partially offset by operating costs of $2,161,198 and interest expense of $26,250.

For the nine months ended September 30, 2022, we had net income of $21,309,729, which consists of a change in fair value of derivative warrant liabilities of $20,359,469 and interest income on investments held in the Trust Account of $4,452,435, offset by operating costs of $3,492,476 and interest expense of $9,699.

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

On May 5, 2023, at the Extraordinary General Meeting of the Company, our shareholders approved amendments to our fourth amended and restated memorandum and articles of association, as described above under “—Overview.” In connection with the Extraordinary General Meeting, shareholders of the Company holding an aggregate of 51,089,882 of our Public Shares exercised their right to redeem their shares. Following the withdrawals from the Trust Account in connection with redemptions, approximately $186,253,180 remained in the Trust Account.

For the nine months ended September 30, 2023, cash used in operating activities was $122,554. Net income of $13,756,557 was affected by investment income earned on investments held in the Trust Account of $14,455,705, a gain in fair value of derivative warrant liabilities of $1,488,300, and changes in operating assets and liabilities, which provided $2,064,894 of cash from operating activities.

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

For the nine months ended September 30, 2023, cash provided in investing activities and used in financing activities was $525,979,281 and relates to shareholder redemptions in connection with the Extraordinary General Meeting.

As of September 30, 2023 and December 31, 2022, we had cash and U.S. treasury securities held in the Trust Account of $188,680,542 and $700,204,118, respectively. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Initial Business Combination. We may withdraw interest to pay our tax obligations. During the nine months ended September 30, 2023, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2023 and December 31, 2022, we had cash of $210,210 and $332,764, respectively, held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete an Initial Business Combination.

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

Going Concern and Management’s Plan

As of September 30, 2023, we do not have sufficient liquidity to meet our future obligations. As of September 30, 2023, we had a working capital deficit of approximately $12 million, current liabilities of approximately $12.5 million and cash of approximately $0.2 million. For the nine months ended September 30, 2023, we had net income of approximately $13.8 million.

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

On November 10, 2023, our board of directors determined to liquidate and dissolve the Company in accordance with the provisions of our fourth amended and restated memorandum and articles of association, as amended. Accordingly, on November 10, 2023, we issued a press release announcing that we will redeem all of our outstanding Public Shares, effective as of November 28, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our Public Offering, the net proceeds of our Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a “U.S. business” by a “foreign person” (in each case, as such terms are defined in 31 C.F.R. Part 800) are subject to CFIUS jurisdiction. Significant CFIUS reform legislation, which was fully implemented through regulations that became effective in 2020, expanded the scope of CFIUS’s jurisdiction to investments that do not result in control of a U.S. business by a foreign person, but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “covered investment critical infrastructure” and/or “sensitive personal data” (in each case, as such terms are defined in 31 C.F.R. Part 800).

We may identify a target that would qualify as a “U.S. business.” Our sponsor is not a “foreign person,” and our sponsor is not “controlled” by and does not have substantial ties to any “foreign persons,” such that our sponsor’s involvement in the Company’s Initial Business Combination may automatically be a “covered transaction.” However, it is possible that our Initial Business Combination becomes subject to regulatory review, including a potential mandatory or voluntary review by CFIUS, and restrictions, limitations or conditions could be imposed on the Initial Business Combination. The risk of review by a U.S. government entity, including CFIUS, could limit the pool of potential targets with which we can complete an initial business transaction.

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

If CFIUS or another U.S. government entity elects to review the Company’s Initial Business Combination, the time necessary to complete such review or a decision to prohibit the Initial Business Combination could prevent us from completing an Initial Business Combination prior to February 12, 2024 (or such earlier date as determined by our board of directors in its sole and absolute discretion). In such a case, we would be required to cease all operations except for the purpose of winding up and as a result, our shareholders will lose their potential investment in any target company and any price appreciation of our Class A ordinary shares as a result of our Initial Business Combination with a target company. Furthermore, there will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event of our winding up.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

We have not sold any equity securities during the quarter ended September 30, 2023.

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

On May 5, 2023, at the Extraordinary General Meeting, our shareholders approved amendments to the our fourth amended and restated memorandum and articles of association, as described above under Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.” In connection with the Extraordinary General Meeting, shareholders of the Company holding an aggregate of 51,089,882 of our Public Shares exercised their right to redeem their shares. Following the withdrawals from the Trust Account in connection with redemptions, approximately $184,387,800 remained in the Trust Account of the approximately $710,367,082 that was in the Trust Account at the close of business on April 4, 2023, the record date for the Extraordinary General Meeting.

There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus dated February 9, 2021, which was filed with the SEC.

For a description of the use of the proceeds generated in our Public Offering, see Part I, Item 2 of this Quarterly Report.

Purchases of Equity Securities

We did not repurchase any shares of our equity securities during the quarter ended September 30, 2023.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
3.1	Fourth Amended and Restated Memorandum and Articles of Association of the Registrant.(1)
3.2	Amendment to the Fourth Amended and Restated Articles of Association of the Registrant.(2)
4.1	Specimen Unit Certificate.(3)
4.2	Specimen Class A Ordinary Share Certificate.(3)
4.3	Specimen Warrant Certificate.(3)
10.1	Amendment to Administrative Services Agreement.(4)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the inline XBRL document)
*	Filed herewith.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on February 12, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on May 10, 2023 and incorporated by reference herein.
(3)	Previously filed as an exhibit to our Registration Statement on Form S-1 on January 6, 2021 and incorporated by reference herein.
(4)	Previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on August 14, 2023 and incorporated by reference herein.

PART III SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2023	Apollo Strategic Growth Capital II

	By:	/s/ Sanjay Patel
		Name:	Sanjay Patel
		Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ James Crossen
		Name:	James Crossen
		Title:	Chief Financial Officer and Secretary
(Principal Accounting Officer and Financial Officer)